Form 10-Q
period 1995-04-29
MICHAEL ANTHONY JEWELERS INC
filed 1995-06-12
CIK 799515

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter ended April 29, 1995

                        Commission file number:  0-15230

                         MICHAEL ANTHONY JEWELERS, INC.

             (Exact name of registrant as specified in its charter)



         Delaware                                     No. 13-2910285
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                          115 South MacQuesten Parkway
                       Mount Vernon, New York 10550-1724
                    (Address of principal executive offices)

              Registrant's telephone number, including area code:

                                 (914) 699-0000


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X     No
                                              ----------    ----------


               CLASS
               -----                                      Number of Shares
Common Stock, Par Value $.001                             Outstanding as of
                                                            May 19, 1995
                                                          ------------------
                                                              8,536,701

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                     INDEX


                                                                                                                               PAGE
                                                                                                                               ----
PART I - FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS
         Consolidated Condensed Balance Sheets,
           April 29, 1995 (Unaudited) and
             January 28, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

         Consolidated Condensed Statements of Operations
           Three-Month Period Ended
             April 29, 1995 and April 30, 1994 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

         Consolidated Condensed Statement of Changes in
           Stockholders' Equity, Three-Month Period Ended
             April 29, 1995 (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

         Consolidated Condensed Statements of Cash Flows,
           For The Three-Month Period Ended
             April 29, 1995 and April 30, 1994 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

         Notes to Consolidated Condensed Financial
           Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10-13

PART II - OTHER INFORMATION:

         Items 1 Through Item 6   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Signature Page  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                         MICHAEL ANTHONY JEWELERS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                  ASSETS                                         April 29,      January 28,
                                  ------                                           1995             1995
                                                                                ----------       ---------
                                                                                (Unaudited)
 CURRENT ASSETS:
      Cash and equivalents                                                       $ 11,074          $  5,815
      Accounts receivable:
         Trade (less allowances of $1,268 and $1,400)                              23,388            26,671
         Other                                                                        265               150
      Inventories                                                                  21,848            20,150
      Prepaid expenses and other current assets                                       687               659
      Deferred taxes                                                                  651               651
                                                                                 --------          --------
           Total current assets                                                    57,913            54,096

 PROPERTY, PLANT AND EQUIPMENT - net                                               17,316            16,281
 INTANGIBLES - net                                                                  1,161               705
 OTHER ASSETS                                                                       1,002               957
                                                                                 --------          --------
                                                                                  $77,392           $72,039
                                                                                  =======           =======



                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
 CURRENT LIABILITIES:
      Accounts payable - trade                                                     $5,511            $4,989
      Current portion of long-term debt
         and lease liability                                                        2,686             2,680
      Accrued expenses                                                              3,892             3,255
      Taxes payable                                                                   367               394
                                                                                 --------          --------
           Total current liabilities                                               12,456            11,318
                                                                                  -------           -------
 LONG-TERM DEBT                                                                    17,086            12,528
                                                                                  -------           -------
 DEFERRED TAXES                                                                       994               994
                                                                                 --------          --------
 CAPITAL LEASE LIABILITY                                                              670               754
                                                                                 --------          --------


 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY:
      Preferred stock - par value $1.00 per share;
         1,000,000 shares authorized; none issued                                       -                 -
      Common stock - par value $.001 per share;
         20,000,000 shares authorized, 9,239,000
         shares issued and outstanding as of
         April 29, 1995 and January 28, 1995,
         respectively                                                                   9                 9
      Additional paid-in capital                                                   35,170            35,170
      Retained earnings                                                            13,565            13,578
      Treasury stock, 652,400 and 577,700 shares, respectively                     (2,558)           (2,312)
                                                                                 --------          --------
                Total stockholders' equity                                         46,186            46,445
                                                                                  -------           -------
                                                                                  $77,392           $72,039
                                                                                  =======           =======





The accompanying notes are an integral part of these consolidated condensed financial statements.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)



                                                                                  Three Months Ended
                                                                             April 29,              April 30,
                                                                               1995                   1994
                                                                             -------                 --------
NET SALES                                                                    $27,260                  $30,990

COST OF GOODS SOLD                                                            22,048                   25,445
                                                                            --------                  -------

         GROSS PROFIT ON SALES                                                 5,212                    5,545

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                                     4,493                    4,331
                                                                             --------                 -------

         OPERATING INCOME                                                        719                    1,214

OTHER INCOME (EXPENSES):
         Gold consignment fee, net                                              (414)                    (281)
         Interest expense                                                       (456)                    (387)
         Interest income                                                         124                      192
         Other income                                                              5                       26
                                                                             -------                    ------

(LOSS)/INCOME BEFORE INCOME TAXES                                                (22)                     764

INCOME TAX (BENEFIT)/PROVISION                                                    (9)                     316
                                                                             -------                   ------

         NET (LOSS)/INCOME                                                   $   (13)                  $  448
                                                                             =======                   ======

(LOSS)/EARNINGS PER SHARE                                                    $  (.00)                  $  .05
                                                                             =======                   ======

WEIGHTED AVERAGE NUMBER OF SHARES                                              8,657                    8,750



The accompanying notes are an integral part of these consolidated condensed financial statements.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                 (IN THOUSANDS)






                                          Common Stock          Additional                     Treasury Stock
                                         ---------------         Paid-In      Retained       ------------------
                                         Shares    Dollars       Capital      Earnings       Shares     Dollars      Total
                                         ------    -------     -----------    --------       ------    --------    ---------
 Balance -
   January 28, 1995                     9,239       $  9         $35,170       $13,578       (578)      $(2,312)     $46,445

 Purchase of treasury stock                 -          -               -             -        (74)         (246)        (246)

 Net loss                                   -          -               -           (13)         -             -          (13)
                                      --------    -------      ----------       -------      ------    ---------      -------


 Balance -
  April 29, 1995                        9,239       $  9         $35,170       $13,565       (652)      $(2,558)     $46,186
                                       ======     ======         =======       =======       =====      ========     =======






The accompanying notes are an integral part of these consolidated condensed financial statements.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        Three Months Ended
                                                                                  April 29,           April 30,
                                                                                    1995                1994
                                                                                  --------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)/income                                                              $  (13)              $  447
    Adjustments to reconcile net (loss)/income
      to net cash provided by/(used in) operating activities:
       Depreciation and amortization                                                1,014                  472
       Provision for accounts receivable                                               90                   60
       Provision for sales returns                                                   (280)              (1,161)
    (Increase)/decrease in operating assets:
       Accounts receivable                                                          3,358                3,138
       Inventories                                                                 (1,698)              (1,609)
       Prepaid expenses and other current assets                                      (28)                  60
       Other assets                                                                  (184)                  70
       Intangibles                                                                   (500)                   -
    Increase/(decrease) in operating liabilities:
       Accounts payable                                                               522                 (480)
       Accrued expenses                                                               637               (6,380)
       Taxes payable                                                                  (27)                 528
                                                                                   -------               ------

                 Net cash provided by/(used in)
                   operating activities                                             2,891               (4,854)
                                                                                   -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment - net                                (1,866)                (757)
                                                                                   -------               ------

                 Net cash used in investing activities                             (1,866)                (757)
                                                                                   -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt
      and capital lease liabilities                                                (1,520)              (1,309)
    Proceeds from long term debt                                                    6,000                    -
    Purchase of treasury stock                                                       (246)                   -
    Proceeds from option sales                                                          -                   30
                                                                                 --------             --------

                 Net cash provided by/(used in)
                   financing activities                                             4,234               (1,279)
                                                                                   ------              -------

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS                                     5,259               (6,890)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                         5,815               22,742
                                                                                   ------              -------

CASH AND EQUIVALENTS AT END OF PERIOD                                             $11,074              $15,852
                                                                                  =======              =======


SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
Cash paid during the period for:
Interest and gold consignment fees                                                $   765              $   574
Taxes                                                                             $     0              $   145



The accompanying notes are an integral part of these consolidated condensed financial statements.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED APRIL 29, 1995
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (INFORMATION SUBSEQUENT TO JANUARY 28, 1995 IS UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         The unaudited interim consolidated condensed balance sheet as of April 29, 1995 and the consolidated condensed statements of operations for the three months ended April 29, 1995 and April 30, 1994, and the consolidated condensed statements of cash flows for the three months ended April 29, 1995 and April 30, 1994, and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the 1995 Transition Report to Stockholders of Michael Anthony Jewelers, Inc. (the "Company").

         The information furnished reflects, in the opinion of the management of the Company, all adjustments, consisting of normal recurring accruals, which are necessary to present a fair statement of the results for the interim periods presented.

         The interim figures are not necessarily indicative of the results to be expected for the fiscal year due to the seasonal nature of the business.

         Earnings Per Share
         ------------------

         Earnings per share for all periods presented were computed on a primary basis using the weighted average number of shares of common stock outstanding. Options and warrants outstanding were not materially dilutive.

         Reclassifications
         -----------------

         Certain reclassifications were made to me the prior year's financial statements to conform to the current year's presentation.

2.       PRODUCT PRICING
         ---------------

         The Company's products, the principal component of which is gold, are generally sold at prices which are based on the market price of gold on the date merchandise is shipped to the

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED APRIL 29, 1995
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (INFORMATION SUBSEQUENT TO JANUARY 28, 1995 IS UNAUDITED)

2.       PRODUCT PRICING (Continued)
         ---------------

         customer. Therefore, the Company's sales volume is significantly influenced by the market price of gold. The selling prices for certain customers may be fixed for a specific period of time. In such cases, the Company is able to shift a substantial portion of the risks of gold price fluctuation by hedging.

         The Company's consigned gold inventory is hedged against the effects of price fluctuations. The Company has entered into arrangements with certain gold lenders (the "Gold Lenders") pursuant to which the Company does not purchase gold from the Gold Lenders until receipt of a purchase order from, or shipment of jewelry to, its customers.
         These arrangements permit the Company to match the sales price of the product with the price the Company pays for the gold.

         The average price of gold in the current quarter was $386 per ounce as compared to $382 per ounce for the quarter ended April 30, 1994.

3.       INVENTORIES
         -----------
         Inventories consist of:

                                            April 29,      January 28,
                                               1995            1995
                                            ---------       --------
                                           (Unaudited)
                                                    (In thousands)
             Finished goods                $61,725           $60,411
             Work in process                32,381            21,807
             Raw materials                   3,710            10,868
                                           -------           -------

                                            97,816            93,086
             Less:
             Consigned gold                 75,968            72,936
                                           -------           -------

                                           $21,848           $20,150
                                           =======           =======

         Inventories on April 29, 1995 and January 28, 1995 included 194,900 and 192,700 ounces of gold on consignment, respectively.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED APRIL 29, 1995
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (INFORMATION SUBSEQUENT TO JANUARY 28, 1995 IS UNAUDITED)


4.       STOCK REPURCHASE PROGRAM
         ------------------------

         In May 1994, the Company announced a Common Stock repurchase program pursuant to which the Company may repurchase up to 500,000 shares of Common Stock. As of May 19 1995, the Company had repurchased a total of 238,800 shares on the open market for an aggregate price of approximately $875,000.

ITEM 2          MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (INFORMATION SUBSEQUENT TO JANUARY 28, 1995 IS UNAUDITED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS
- ------------------------------------------
ENDED APRIL 29, 1995 AND APRIL 30, 1994
- ---------------------------------------

    Net sales for the three months ended April 29, 1995 were approximately $27,260,000 a decrease of approximately 12% from net sales of approximately $30,990,000 for the comparable period of the prior year. The decrease in net sales resulted from decreased shipments to the wholesale segment of the Company's customer base and lower sales of the Company's licensed products. The decrease resulted from the weak retail sales environment throughout the country.

    Gross profit margin increased to 19.1% of net sales for the three months ended April 29, 1995 as compared to 17.9% of net sales for the comparable period of the prior year. The increase in gross profit margin was attributable to a change in the Company's product mix compared to the comparable period of the prior year.

    Selling, general and administrative expenses for the three months ended April 29, 1995 were approximately $4,493,000, an increase of approximately 4% from $4,331,000 for the comparable period of the prior year. The increase is primarily attributable to (i) increased salaries and benefits and (ii) a recovery of bad debt in the three-month period ended April 30, 1994. These increases were offset in part by lower advertising, royalties and retail support costs. As a percentage of sales, selling, general and administrative expenses increased to approximately 16.5% for the three months ended April 29, 1995 compared to 14.0% in the comparable period of the prior year.

    Interest expense (including gold consignment fees) for the three months ended April 29, 1995 was approximately $870,000, an increase of $202,000 from the comparable period of the prior year. This increase was due to (i) the placement of $6,000,000 senior secured notes, (ii) higher levels of consignment inventory and (iii) higher consignment rates.

    As a result of the above factors, the Company's net loss for the three months ended April 29, 1995 was $13,000 compared to net income of $448,000 for the comparable period of the prior year.

    Due to the slowing economy and continued weak retail sales, the Company expects second quarter sales and earnings to be lower than last year's comparable quarter. Commencing in April 1995, the Company implemented a cost reduction program which Management expects will bring expenses in line on an annualized basis with expected sales levels.

ITEM 2          MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (INFORMATION SUBSEQUENT TO JANUARY 28, 1995 IS UNAUDITED)


Liquidity and Capital Resources
- -------------------------------

      The Company relies on a gold consignment program, short-term and long-term borrowings and internally generated funds to finance inventories and accounts receivable. The Company fills most of its gold supply needs through gold consignment arrangements with the Gold Lenders. Under the terms of those arrangements, the Company is entitled to lease the lesser of (i) an aggregate of 250,000 ounces of fine gold or (ii) consigned gold with an aggregate fair market value equal to $109,715,000. The consigned gold is secured by certain property of the Company including inventory and machinery and equipment. The Company pays the Gold Lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix. The Company believes that its financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to the Company.

      The consignment agreements are terminable by the Company or the respective Gold Lenders upon 30 days notice. If any Gold Lender were to terminate its existing gold consignment arrangement, the Company does not believe it would experience an interruption of its gold supply that would materially adversely affect its business. The Company believes that other consignors would be willing to enter into similar arrangements if any Gold Lender terminates its relationship with the Company.

      Consigned gold is not included in the Company's inventory, and there is no related liability recorded. As a result of these consignment arrangements the Company is able to shift a substantial portion of the risk of market fluctuations in the price of gold to the Gold Lenders, since the Company does not purchase gold from the Gold Lenders until receipt of a purchase order from, or shipment of jewelry to, its customers. The Company then either locks in the selling price of the jewelry to its customers concurrently with the required purchase of gold from the Gold Lenders or hedges against changes in the price of gold by entering into forward contracts or purchasing futures or options on futures.

      In 1987 and 1992, the Company placed $10,000,000 principal amount of senior secured notes with various insurance companies, which accrue interest at 10.5% and 8.61% per annum, respectively. In February 1995, the Company issued an additional $6,000,000 principal amount of senior secured notes with various insurance companies, which currently accrue interest at 7.63% per annum, which is 1.5% above the three-month London Interbank Offered Rate,

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (INFORMATION SUBSEQUENT TO JANUARY 28, 1995, IS UNAUDITED)


Liquidity and Capital Resources (Continued)
- -------------------------------

adjusted quarterly. These notes are secured by the Company's accounts receivable, machinery and equipment, inventory (secondary lien to the Gold Lenders) and proceeds. In addition, the note purchase agreements contain certain restrictive financial covenants and restrict the payment of dividends. At April 29, 1995, the Company was in compliance with the covenants. As of April 29, 1995, $19,447,000 of principal remained outstanding under these notes.

      In September 1994, the Company entered into a line of credit arrangement with a commercial bank (the "Line of Credit"), under which the Company may borrow up to $15,000,000. The Line of Credit is secured by certain assets of the Company, including accounts receivable and inventory. As of April 29, 1995, there was no amount outstanding under the Line of Credit. The Line of Credit currently expires on January 31, 1996, subject to annual renewal.

      Cash and marketable securities increased $5,256,000 as of April 29, 1995 compared to January 28, 1995, primarily due to the Company's decreased accounts receivable level and the Company's placement of $6,000,000 of debt in February 1995. This increase was offset in part by the Company's higher inventory level. Accounts receivable-trade decreased 12% to $23,388,000 from $26,671,000. The decrease is attributable to the seasonality of the Company's sales.

       During the quarter ended April 28, 1995, cash from operations provided the Company with $2,891,000 as compared with using $4,854,000 for the comparable period of the prior year. The increase in cash is primarily due to increases in the Company's accrued expenses and other current liabilities. The Company used $1,866,000 of cash from investing activities as compared to $757,000 for the comparable period of the prior last year. The increase was due to the purchase of land, machinery and equipment. During the quarter financing activities provided the Company with $4,234,000 of cash compared with using $1,279,000 in the comparable period last year. The increase is due to the receipt of the proceeds of $6,000,000 senior secured notes which was offset in part by the purchase of treasury stock and repayment of its long term debt and capital lease liabilities.

      As part of its long-term strategic planning, the Company is reviewing a plan to expand its manufacturing and distribution facilities and to acquire certain properties it is currently leasing (the "Leased Properties") from Michael Anthony Company, a

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (INFORMATION SUBSEQUENT TO JANUARY 28, 1995 IS UNAUDITED)


Liquidity and Capital Resources (Continued)
- -------------------------------

general partnership, the partners of which are Michael Paolercio and Anthony Paolercio. In the event the Company were to acquire such properties, the Company would incur additional long-term indebtedness in order to finance their purchase.

      For fiscal 1996, the Company projects that its remaining capital expenditures will be approximately $3,000,000, which includes certain leasehold improvements on its leased properties but does not include any other expenses related to the possible acquisition of the Leased Properties.

      Except with respect to financing for the possible acquisition of its Leased Properties as discussed above, the Company believes that its long-term debt and existing lines of credit provide sufficient funding for the Company's operations. In the event that the Company requires additional financing during fiscal 1996, it will be necessary to fund this requirement through expanded credit facilities with its existing or other lenders. The Company believes that such additional financing can be arranged.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION




Item 1 through Item 5

    Not applicable.



Item 6.

(a)  Exhibits                                                                                                               Page No.
     --------                                                                                                               --------
    10     Lease dated as of May 1, 1995 between Registrant
           and Michael Anthony Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17

    27     Financial Data Schedule    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    42


(b)  Reports on Form 8-K
     -------------------

    Not applicable.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              MICHAEL ANTHONY JEWELERS,INC.


Dated: June 9, 1995           By:/s/Allan Corn
                              ----------------
                              Allan Corn
                              Senior Vice President and
                              Chief Financial Officer

                                 EXHIBIT INDEX




                                                                                                                            Page No.
                                                                                                                            --------
         10      Lease dated as of May 1, 1995
                 between Registrant and Michael
                 Anthony Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17

         27      Financial Data Schedule  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     42