Form 10-Q
period 1995-07-29
MICHAEL ANTHONY JEWELERS INC
filed 1995-09-11
CIK 799515

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter ended July 29, 1995

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

                                 (914) 699-0000

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X     No        .
                                                 -----       -----

              Class
              -----                                    Number of Shares
Common Stock, Par Value $.001                         Outstanding as of
                                                      September 5, 1995
                                                      -----------------
                                                          8,440,701

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----
                                                                        PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

        Consolidated Condensed Balance Sheets,
          July 29, 1995 (Unaudited) and
            January 28, 1995 .........................................    3

        Consolidated Condensed Statements of Operations
          Six-Month Period Ended
            July 29, 1995 and July 30, 1994 (Unaudited) ..............    4

        Consolidated Condensed Statement of Changes in
          Stockholders' Equity, Six-Month Period Ended
            July 29, 1995 (Unaudited) ................................     5

        Consolidated Condensed Statements of Cash Flows,
          For The Six-Month Period Ended
            July 29, 1995 and July 30, 1994 (Unaudited) ..............     6

        Notes to Consolidated Condensed Financial
          Statements .................................................   7-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS .............................................. 10-13

PART II - OTHER INFORMATION:

        Items 1 Through Item 6........................................    14

Signature Page .......................................................    15



                         MICHAEL ANTHONY JEWELERS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (In thousands, except share data)

                                                       July 29,    January 28,
                    ASSETS                               1995         1995
                    ------                             --------    ----------
                                                     (Unaudited)
CURRENT ASSETS:
        Cash and equivalents                             $6,349        $5,815
        Accounts receivable:
           Trade (less allowances of $1,359 and $1,400)  21,586        26,671
           Other                                            160           150
        Inventories                                      23,270        20,150
        Prepaid expenses and other current assets           931           659
        Deferred taxes                                      651           651
                                                        -------       -------
                Total current assets                     52,947        54,096

PROPERTY, PLANT AND EQUIPMENT - net                      17,652        16,281
INTANGIBLES - net                                         1,109           705
OTHER ASSETS                                              1,087           957
                                                        -------       -------
                                                        $72,795       $72,039
                                                        =======       =======

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES:
        Accounts payable - trade                         $3,886        $4,989
        Current portion of long term debt
           and lease liability                            2,941         2,680
        Accrued expenses                                  3,645         3,255
        Taxes payable                                         -           394
                                                        -------       -------
           Total current liabilities                     10,472        11,318
                                                        -------       -------

LONG TERM DEBT                                           15,917        12,528
                                                        -------       -------
DEFERRED TAXES                                              994           994
                                                        -------       -------
CAPITAL LEASE LIABILITY                                     586           754
                                                        -------       -------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
        Preferred stock - par value $1.00 per share;
          1,000,000 shares authorized; none issued            -             -
        Common stock - par value $.001 per share;
           20,000,000 shares authorized, 9,239,000
           shares issued and outstanding as of July 29,
           1995 and January 28, 1995, respectively            9             9
        Additional paid-in capital                       35,170        35,170
        Retained earnings                                12,632        13,578
        Treasury stock, 799,000 and 578,000 shares,
          respectively                                   (2,985)       (2,312)
                                                        -------       -------
                  Total Stockholders' equity             44,826        46,445
                                                        -------       -------
                                                        $72,795       $72,039
                                                        =======       =======

The accompanying notes are an integral part of these consolidated condensed financial statements.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (In thousands, except earnings per share)


                                        Three Months Ended              Six Months Ended
                                     July 29,        July 30,         July 29      July 30
                                       1995            1994            1995          1994
                                     --------        --------        --------     --------
NET SALES                             $24,902         $28,167         $52,161      $59,157

COST OF GOODS SOLD                     21,628          22,943          43,677       48,388
                                     --------        --------        --------     --------

        GROSS PROFIT ON SALES           3,274           5,224           8,484       10,769

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES               4,137           3,518           8,649        7,851
                                     --------        --------        --------     --------

        OPERATING (LOSS)/INCOME          (863)          1,706            (165)       2,918

OTHER INCOME (EXPENSES):
        Gold consignment fee, net        (448)           (382)           (862)        (663)
        Interest expense                 (451)           (414)           (908)        (801)
        Interest income                   135             120             258          312
        Other income                       75              16              83           42
                                     --------        --------        --------     --------

        Total Other Income (Expense)     (689)           (660)         (1,429)      (1,110)
                                     --------        --------        --------     --------

(LOSS)/INCOME BEFORE INCOME TAXES      (1,552)          1,046          (1,594)       1,808

INCOME TAX (BENEFIT)/PROVISION           (621)            278            (648)         592
                                     --------        --------        --------     --------

        NET (LOSS)/INCOME            $   (931)       $    768        $   (946)    $  1,216
                                     ========        ========        ========     ========

(LOSS)/EARNINGS PER SHARE            $   (.11)       $    .09        $   (.11)    $    .14
                                     ========        ========        ========     ========

WEIGHTED AVERAGE NUMBER OF SHARES       8,502           8,758           8,570        8,752


The accompanying notes are an integral part of these consolidated condensed financial statements.

                                        - 4 -

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                                 (In thousands)


                              Common Stock       Additional              Treasury Stock
                            -----------------     Paid-In     Retained  -----------------
                            Shares    Dollars     Capital     Earnings   Shares   Dollars    Total
                            ------    -------    ----------   --------  -------- --------   -------
Balance -
  January 28, 1995          9,239      $  9        $35,170     $13,578    (578)   $(2,312)  $46,445

Purchase of treasury stock      -         -              -           -    (221)      (673)     (673)

Net loss                        -         -              -        (946)      -          -      (946)
                            ------   ------       --------    --------   -----    -------   -------

Balance -
 July 29, 1995               9,239     $  9        $35,170     $12,632    (799)   $(2,985)  $44,826
                            ======   ======       ========     =======   =====    ======    =======

The accompanying notes are an integral part of these consolidated condensed financial statements.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                        Six Months Ended
                                                                     July 29,        July 30,
                                                                       1995            1994
                                                                    ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net (loss)/income                                            $  (946)         $1,218
        Adjustments to reconcile net (loss)/income
          to net cash provided by/(used in) operating activities:
                Depreciation and amortization                          1,830           1,134
                Provision for accounts receivable                        180              90
                Provision for sales returns                             (280)         (1,194)
        (Increase)/decrease in operating assets:
                Accounts receivable                                    5,175           2,276
                Inventories                                           (3,120)         (7,086)
                Prepaid expenses and other current assets               (272)            139
                Other assets                                            (130)             40
                Intangibles                                             (626)              -
        Increase/(decrease) in operating liabilities:
                Accounts payable                                      (1,103)          1,334
                Accrued expenses                                         390          (7,418)
                Taxes payable                                           (394)           (596)
                                                                      ------          ------

                        Net cash provided by/(used in)
                          operating activities                           704         (10,063)
                                                                      ------          ------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property, plant and equipment - net               (2,979)         (2,362)
                                                                      ------          ------

                        Net cash used in investing activities         (2,979)         (2,362)
                                                                      ------          ------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Principal payments of long-term debt
          and capital lease liabilities                               (2,518)         (2,480)
        Proceeds from long term debt                                   6,000               -
        Purchase of treasury stock                                      (673)              -
        Proceeds from option sales                                         -             182
                                                                      ------          ------
                        Net cash provided by/(used in)
                          financing activities                         2,809          (2,298)
                                                                      ------          ------

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS                          534         (14,723)


CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                            5,815          22,742
                                                                      ------          ------

CASH AND EQUIVALENTS AT END OF PERIOD                                 $6,349          $8,018
                                                                      ======          ======

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
Cash paid during the period for:
Interest and gold consignment fees                                    $1,784          $1,181
Taxes                                                                 $    0          $  945

The accompanying notes are an integral part of these consolidated condensed financial statements.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED JULY 29, 1995
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (Information Subsequent to January 28, 1995 is Unaudited)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        ------------------------------------------

        The unaudited interim consolidated condensed balance sheet as of July 29, 1995 and the consolidated condensed statements of operations for the six months ended July 29, 1995 and July 30 1994, and the consolidated condensed statements of cash flows for the six months ended July 29, 1995 and July 30, 1994, and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the 1995 Transition Report to Stockholders of Michael Anthony Jewelers, Inc. (the "Company").

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

2.      PRODUCT PRICING
        ---------------

        The Company's products, the principal component of which is gold, are generally sold at prices which are based on the market price of gold on the date merchandise is shipped to the customer.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED JULY 29, 1995
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (Information Subsequent to January 28, 1995 is Unaudited)

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

        The average price of gold in the current quarter was $387 per ounce as compared to $384 per ounce for the quarter ended July 30, 1994.

3.      INVENTORIES
        -----------

        Inventories consist of:

                                July 29,        January 28,
                                  1995             1995
                               -----------      -----------
                               (Unaudited)
                                      (In thousands)

        Finished goods          $71,207           $60,411
        Work in process          29,804            21,807
        Raw materials             3,199            10,868
                                -------           -------
                                104,210            93,086
        Less:
        Consigned gold           80,940            72,936
                                -------           -------

                                $23,270           $20,150
                                =======           =======


        Inventories as of July 29, 1995 and January 28, 1995 excluded 211,300 and 192,700 ounces of gold on consignment, respectively.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED JULY 29, 1995
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (Information Subsequent to January 28, 1995 is Unaudited)


4.      STOCK REPURCHASE PROGRAM
        ------------------------

        In May 1994, the Company announced a Common Stock repurchase program pursuant to which the Company may repurchase up to 500,000 shares of Common Stock. As of September 5, 1995, the Company had repurchased a total of 334,800 shares on the open market for an aggregate price of approximately $1,145,000.

ITEM 2         MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (Information Subsequent to January 28, 1995 is Unaudited)

RESULTS OF OPERATIONS FOR THE THREE MONTHS
------------------------------------------
ENDED JULY 29, 1995 AND JULY 30, 1994
-------------------------------------

Net sales for the three months ended July 29, 1995 were approximately $24,902,000, a decrease of approximately 11.6% from net sales of approximately $28,167,000 for the comparable period of the prior year. The decrease in net sales resulted from decreased shipments to the wholesale segment of the Company's customer base and lower sales of the Company's licensed professional sports products. The decrease resulted from a weak retail sales environment and a more conservative purchasing policy by certain customers.

Gross profit margin decreased to 13.2% of net sales for the three months ended July 29, 1995 as compared to 18.6% of net sales for the comparable period of the prior year. The decrease in gross profit margin was attributable to a change in the Company's product mix and the liquidation of discontinued inventory and other inventory adjustments, compared to the comparable period of the prior year.

Selling, general and administrative expenses for the three months ended July 29, 1995 were approximately $4,137,000, an increase of approximately 17.6% from $3,518,000 for the comparable period of the prior year. The increase is primarily attributable to higher advertising expenses incurred in connection with a higher percentage of sales to the retail segment of the Company's customer base and a recovery of bad debt in the three-month period ended July 30, 1994. As a percentage of sales, selling, general and administrative expenses increased to approximately 16.6% for the three months ended July 29, 1995 compared to 12.5% in the comparable period of the prior year.

The cost reduction program which the Company initiated in April is beginning to have a positive impact on the Company's general and administrative expense. In an effort to increase sales and promote new products, the Company has committed to additional media and other related advertising promotions for the third and fourth fiscal quarters.

Interest expense (including gold consignment fees) for the three months ended July 29, 1995 was approximately $899,000, an increase of $103,000 from the comparable period of the prior year. This increase was due to the placement of $6,000,000 senior secured notes and higher levels of consignment inventory.

As a result of the above factors, the Company's net loss for the three months ended July 29, 1995 was $931,000 compared to net income of $768,000 for the comparable period of the prior year.

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (Information Subsequent to January 28, 1995 is Unaudited)


RESULTS OF OPERATIONS FOR THE SIX MONTHS
----------------------------------------
ENDED JULY 29, 1995 AND JULY 30, 1994
-------------------------------------

Net sales for the six months ended July 29, 1995 were approximately $52,161,000 a decrease of approximately 11.8% from net sales of approximately $59,157,000 for the comparable period of the prior year. The decrease in net sales resulted from decreased shipments to the wholesale segment of the Company's customer base and lower sales of the Company's licensed professional sports products. The decrease resulted from a weak retail sales environment and a more conservative purchasing policy by certain customers.

Gross profit margin decreased to 16.3% of net sales for the six months ended July 29, 1995 as compared to 18.2% of net sales for the comparable period of the prior year. The decrease in gross profit margin was attributable to a change in the Company's product mix and the liquidation of discontinued inventory and other inventory adjustments, compared to the comparable period of the prior year.

Selling, general and administrative expenses for the six months ended July 29, 1995 were approximately $8,649,000, an increase of approximately 10.2% from $7,851,000 for the comparable period of the prior year. The increase is primarily attributable to (i) increased salaries and benefits, (ii) higher advertising expenses incurred in connection with a higher percentage of sales to the retail segment of the Company's customer base and (iii) a recovery of bad debt in the six-month period ended July 30, 1994. As a percentage of sales, selling, general and administrative expenses increased to approximately 16.6% for the six months ended July 29, 1995 compared to 13.3% in the comparable period of the prior year.

Interest expense (including gold consignment fees) for the six months ended July 29, 1995 was approximately $1,770,000, an increase of $306,000 from the comparable period of the prior year. This increase was due to the placement of $6,000,000 senior secured notes and higher levels of consignment inventory.

As a result of the above factors, the Company's net loss for the six months ended July 29, 1995 was $946,000 compared to net income of $1,215,000 for the comparable period of the prior year.

Liquidity and Capital Resources
-------------------------------

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

Liquidity and Capital Resources (Continued)
-------------------------------------------

Under the terms of those arrangements, the Company is entitled to lease the lesser of (i) an aggregate of 250,000 ounces of fine gold or an aggregate consigned gold value not to exceed $108,471,000. The consigned gold is secured by certain property of the Company including inventory and machinery and equipment. The Company pays the Gold Lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix. The Company believes that its financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to the Company.

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

In 1987 and 1992, the Company placed $10,000,000 principal amount of senior secured notes with various insurance companies, which accrue interest at 10.5% and 8.61% per annum, respectively. In February 1995, the Company issued an additional $6,000,000 principal amount of senior secured notes with various insurance companies, which currently accrue interest at 7.44% per annum, which is 1.5% above the three-month London Interbank Offered Rate, adjusted quarterly. These notes are secured by the Company's accounts receivable, machinery and equipment, inventory (secondary lien to the Gold Lenders) and proceeds. In addition, the note purchase agreements contain certain restrictive financial covenants and restrict the payment of dividends. At July 29, 1995, the Company was in compliance with the covenants. As of July 29, 1995, $18,528,000 of principal remained outstanding under these notes.

ITEM 2          MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (Information Subsequent to January 28, 1995, is Unaudited)

Liquidity and Capital Resources (Continued)
-------------------------------

In September 1994, the Company entered into a line of credit arrangement with a commercial bank (the "Line of Credit"), under which the Company may borrow up to $15,000,000. The Line of Credit is secured by certain assets of the Company, including accounts receivable and inventory. As of July 29, 1995, there was no amount outstanding under the Line of Credit. The Line of Credit currently expires on January 31, 1996, subject to annual renewal.

Accounts receivable-trade decreased 19% to $21,586,000 from $26,671,000. The decrease is attributable to the seasonality of the Company's sales.
Inventories increased by $3,120,000 to $23,270,000. The increase is attributed to higher inventory levels in anticipation of the seasonal sales.

During the six months ended July 29, 1995, cash from operations provided the Company with $704,000 as compared with a utilization of $10,063,000 for the comparable period of the prior year. The increase in cash flows from operations is primarily due to (i) a decrease in cash used for inventory as a result of the Company's higher beginning inventory which was due to the Company's lower sales volume and (ii) an accrued expense decrease which was principally due to a refund of an accounts receivable advance. These items were offset in part by the net loss and the decrease in the provision for sales returns. The Company used $2,979,000 of cash from investing activities as compared to $2,362,000 for the comparable period of the prior last year. The increase was due to the purchase of land, machinery and equipment. During the six months ended July 29, 1995 financing activities provided the Company with $2,809,000 of cash compared with using $2,298,000 in the comparable period last year. The increase is due to the receipt of the proceeds of $6,000,000 senior secured notes which was offset in part by the purchase of treasury stock and repayment of its long term debt and capital lease liabilities.

Due to the current economic climate, the Company is not pursuing at the present time its plan to acquire certain properties which it is currently leasing from Michael Anthony Company, a general partnership, the partners of which are Michael Paolercio and Anthony Paolercio.

For fiscal 1996, the Company projects that its remaining capital expenditures will be approximately $2,000,000, which includes certain leasehold improvements on its leased properties and additional machinery and equipment purchases.

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

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION




Item 1 through Item 4

        Not applicable.

Item 5.

        On August 25, 1995, David S. Harris was elected to the Company's Board of Directors. Mr. Harris is a Managing Director in the investment banking area at Furman Selz Incorporated. His election fills the vacancy created on August 1, 1995 by the resignation of Mark Kurland, a Managing Director at Bear, Stearns and Co., Inc., who left the Board due to the increasing demands of his position.

Item 6.

(a)  Exhibits                                      Page No.
     --------                                      --------

        3       By-laws, as amended ...............   17
        27      Financial Data Schedule ...........   36

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




                                  MICHAEL ANTHONY JEWELERS, INC.


Dated: September 8, 1995           By:/s/Allan Corn
                                   ------------------------
                                   Allan Corn
                                   Senior Vice President and
                                   Chief Financial Officer

                                 EXHIBIT INDEX



                                                    Page No.
                                                    --------


        3       By-laws, as amended ...............   17
        27      Financial Data Schedule ...........   36