Form 10-Q
period 1995-10-28
MICHAEL ANTHONY JEWELERS INC
filed 1995-12-11
CIK 799515

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter ended October 28, 1995

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
                                               --------     --------

            CLASS
            -----                                             Number of Shares
Common Stock, Par Value $.001                                 Outstanding as of
                                                              November 29, 1995
                                                              -----------------
                                                                  8,333,000

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES


                                                     INDEX
                                                     -----

                                                                                                           PAGE
                                                                                                           ----
PART I - FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Condensed Balance Sheets,
           October 28, 1995 (Unaudited) and
             January 28, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

         Consolidated Condensed Statements of Operations
           Three-Month and Nine-Month Periods Ended
             October 28, 1995 and October 29, 1994 (Unaudited)  . . . . . . . . . . . . . . . . . . . .    4

         Consolidated Condensed Statement of Changes in
           Stockholders' Equity, Nine-Month Period Ended
             October 28, 1995 (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

         Consolidated Condensed Statements of Cash Flows,
           For The Nine-Month Period Ended
             October 28, 1995 and October 29, 1994 (Unaudited)  . . . . . . . . . . . . . . . . . . . .    6

         Notes to Consolidated Condensed Financial
           Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10-14

PART II - OTHER INFORMATION:

         Items 1 Through Item 6   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15

Signature Page  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16

                              MICHAEL ANTHONY JEWELERS, INC.
                          CONSOLIDATED CONDENSED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                            October 28,      January 28,
                                                ASSETS                          1995             1995
                                                ------                      --------------   -------------
                                                                            (Unaudited)
CURRENT ASSETS:
         Cash and equivalents                                                $  129           $5,815
         Accounts receivable:
            Trade (less allowances of $1,649 and $1,400)                     39,485           26,671
            Other                                                                58              150
         Inventories                                                         21,274           20,150
         Prepaid expenses and other current assets                            1,018              659
         Deferred taxes                                                         651              651
                                                                           --------         --------
                 Total current assets                                        62,615           54,096

PROPERTY, PLANT AND EQUIPMENT - net                                          17,772           16,281
INTANGIBLES - net                                                             1,057              705
OTHER ASSETS                                                                  1,042              957
                                                                          ---------       ----------
                                                                            $82,486          $72,039
                                                                          =========       ==========

         LIABILITIES AND STOCKHOLDERS' EQUIT
         -----------------------------------
CURRENT LIABILITIES:
         Line of credit                                                   $   5,000        $       -
         Accounts payable - trade                                             3,494            4,989
         Current portion of long term debt
            and lease liability                                               3,040            2,680
         Accrued expenses                                                     4,563            3,255
         Taxes payable                                                          549              394
                                                                          ---------         --------
            Total current liabilities                                        16,646           11,318
                                                                          ---------         --------

LONG TERM DEBT                                                               18,255           12,528
                                                                          ---------         --------
DEFERRED TAXES                                                                  994              994
                                                                          ---------         --------
CAPITAL LEASE LIABILITY                                                         572              754
                                                                          ---------         --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
         Preferred stock - par value $1.00 per share;
           1,000,000 shares authorized; none issued                               -                -
         Common stock - par value $.001 per share;
            20,000,000 shares authorized, 9,239,000
            shares issued and outstanding as of October 28,
            1995 and January 28, 1995, respectively                               9                9
         Additional paid-in capital                                          35,170           35,170
         Retained earnings                                                   13,825           13,578
         Treasury stock, 799,000 and 578,000 shares,
           respectively                                                      (2,985)          (2,312)
                                                                          ---------         --------
                   Total stockholders' equity                                46,019           46,445
                                                                          ---------         --------
                                                                            $82,486          $72,039
                                                                          =========         ========

The accompanying notes are an integral part of these consolidated condensed financial statements.


                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)



                                                           Three Months Ended                 Nine Months Ended
                                                      October 28,      October 29,         October 28,      October 29,
                                                          1995             1994                1995             1994
                                                        --------        -----------         ---------         --------

NET SALES                                               $47,037          $46,389             $99,198         $105,547

COST OF GOODS SOLD                                       38,789           37,034              82,463           85,422
                                                       --------          -------             -------          -------

         GROSS PROFIT ON SALES                            8,248            9,355              16,735           20,125

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                 5,431            5,773              14,061           13,624
                                                       --------          -------            --------         --------

         OPERATING INCOME                                 2,817            3,582               2,674            6,501

OTHER INCOME (EXPENSES):
         Gold consignment fee, net                         (485)            (440)             (1,347)          (1,104)
         Interest expense                                  (428)            (366)             (1,336)          (1,166)
         Interest income                                     55               53                 314              364
         Other income                                         8               13                  89               55
                                                      ----------         --------            --------         --------

         Total Other Income (Expense)                      (850)            (740)             (2,280)          (1,851)
                                                        ---------          -------             -------        ---------

INCOME BEFORE INCOME TAXES                                1,967            2,842                 394            4,650

INCOME TAX PROVISION                                        776            1,137                 147            1,730
                                                       ---------        ---------               -----         --------

         NET INCOME                                    $  1,191        $   1,705             $   247           $2,920
                                                        ========        =========             =======         ========

EARNINGS PER SHARE                                     $    .14         $    .19             $   .03          $   .33
                                                        ========         ========             =======         ========

WEIGHTED AVERAGE NUMBER OF SHARES                         8,441            8,750               8,527            8,751



The accompanying notes are an integral part of these consolidated condensed financial statements.


                                     MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                       (UNAUDITED)
                                                     (IN THOUSANDS)




                              Common Stock         Additional                     Treasury Stock
                             ---------------         Paid-In       Retained     -------------------
                              Shares    Dollars      Capital       Earnings      Shares    Dollars     Total
                             ------    -------     -----------     --------      ------   --------   ---------
 Balance -
   January 28, 1995              9,239      $  9      $35,170      $13,578        (578)    $(2,312)    $46,445
 Purchase of treasury stock          -         -            -            -        (221)       (673)      (673)
 Net income                          -         -            -          247            -           -        247
                               --------   -------   ---------      --------       -----   ---------   ---------
 Balance -
  October 28, 1995               9,239    $    9      $35,170      $13,825        (799)    $(2,985)    $46,019
                                ======    ======      =======      ========       =====    ========    =======





The accompanying notes are an integral part of these consolidated condensed financial statements.


                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                      Nine Months Ended
                                                                                 October 28,      October 29,
                                                                                     1995            1994
                                                                                   --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                        247               $2,920
    Adjustments to reconcile net income
      to net cash provided by/(used in) operating activities:
       Depreciation and amortization                                                2,691                1,576
       Provision for accounts receivable                                              270                  141
       Provision for sales returns                                                    (80)              (1,048)
       Provision for deferred taxes                                                    -                   124
    (Increase)/decrease in operating assets:
       Accounts receivable                                                        (12,912)             (13,550)
       Inventories                                                                 (1,124)              (6,263)
       Prepaid expenses and other current assets                                     (359)                (183)
       Other assets                                                                  (287)                (129)
       Intangibles                                                                   (427)                  27
    Increase/(decrease) in operating liabilities:
       Accounts payable                                                            (1,495)                 792
       Accrued expenses                                                             1,308               (5,084)
       Taxes payable                                                                  155                 (170)
                                                                                ---------            ---------

                 Net cash used in operating activities                            (12,013)             (20,847)
                                                                                ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                      (3,905)              (3,465)
                                                                                ---------            ---------

                 Net cash used in investing activities                             (3,905)              (3,465)
                                                                                ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from stock options                                                        -                   244
    Principal payments of long-term debt
      and capital lease liabilities                                                (2,595)              (2,543)
    Proceeds from long term debt                                                    6,000                    -
    Purchase of treasury stock                                                       (673)                (125)
    Proceeds from line of credit                                                    5,000                4,000
    Proceeds from mortgage                                                          2,500                   -
                                                                                ---------            ---------

                 Net cash provided by financing activities                         10,232                1,576
                                                                                ---------            ---------

NET DECREASE IN CASH AND EQUIVALENTS                                               (5,686)             (22,736)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                         5,815               22,742
                                                                                ---------            ---------

CASH AND EQUIVALENTS AT END OF PERIOD                                           $     129            $       6
                                                                                 ========            =========

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
Cash paid during the period for:
Interest and gold consignment fees                                                 $2,817               $2,412
Taxes                                                                              $  176               $1,445

The accompanying notes are an integral part of these consolidated condensed financial statements.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR QUARTER ENDED OCTOBER 28, 1995
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (INFORMATION SUBSEQUENT TO JANUARY 28, 1995 IS UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

    The unaudited interim consolidated condensed balance sheet as of October 28, 1995 and the consolidated condensed statements of operations for the three months and nine months ended October 28, 1995 and October 29, 1994, and the consolidated condensed statements of cash flows for the nine months ended October 28, 1995 and October 29, 1994, and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the 1995 Transition Report to Stockholders of Michael Anthony Jewelers, Inc. (the "Company").

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

    Reclassifications
    -----------------

    Certain reclassifications were made to the prior year's financial statements to conform to the current year's presentation.

2.  PRODUCT PRICING
    ---------------

    The Company's products, the principal component of which is gold, are generally sold at prices which are based on the market price of gold on the date merchandise is shipped to the customer.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR QUARTER ENDED OCTOBER 28, 1995
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (INFORMATION SUBSEQUENT TO JANUARY 28, 1995 IS UNAUDITED)

2.  PRODUCT PRICING (Continued)
    ---------------

    Therefore, the Company's sales volume is significantly influenced by the market price of gold. The selling prices for certain customers may be fixed for a specific period of time. In such cases, the Company is able to shift a substantial portion of the risks of gold price fluctuation by hedging against changes in the price of gold by entering into forward contracts or purchasing futures or options on futures.

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

    The average price of gold in the current quarter was $383 per ounce as compared to $387 per ounce for the quarter ended October 29, 1994.

3.  INVENTORIES
    -----------

    Inventories consist of:
                                                   October 28,              January 28,
                                                      1995                      1995
                                                   ----------                 --------
                                                   (Unaudited)
                                                             (In thousands)
              Finished goods                        $67,953                   $60,411
              Work in process                        29,010                    21,807
              Raw materials                           2,955                    10,868
                                                   --------                    ------

                                                     99,918                    93,086
              Less:
              Consigned gold                         78,644                    72,936
                                                   --------                   -------

                                                    $21,274                   $20,150
                                                    =======                   =======

Inventories as of October 28, 1995 and January 28, 1995 excluded 205,500 and 192,700 ounces of gold on consignment, respectively.


                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR QUARTER ENDED OCTOBER 28, 1995
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (INFORMATION SUBSEQUENT TO JANUARY 28, 1995 IS UNAUDITED)


4.  STOCK REPURCHASE PROGRAM
    ------------------------

    In May 1994, the Company announced a Common Stock repurchase program pursuant to which the Company may repurchase up to 500,000 shares of Common Stock. As of November 29, 1995, the Company had repurchased a total of 441,600 shares on the open market for an aggregate price of approximately $1,439,000.

5.  MORTGAGE PAYABLE
    ----------------

    On October 6, 1995, the Company obtained a loan from a bank in the amount of $2,500,000. As collateral for the loan, the Company granted the bank a first mortgage on the Company's corporate headquarters. The mortgage has a ten-year term and interest on the mortgage will accrue at 8% per annum.

ITEM 2          MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (INFORMATION SUBSEQUENT TO JANUARY 28, 1995 IS UNAUDITED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS
-------------------------------------------
ENDED OCTOBER 28, 1995 AND OCTOBER 29, 1994
-------------------------------------------

Net sales for the three months ended October 28, 1995 were approximately $47,037,000, an increase of approximately 1.4% from net sales of approximately $46,389,000 for the comparable period of the prior year. The increase in net sales resulted from increased shipments to the retail segment of the Company's customer base which was offset in part by decreased shipments to the wholesale segment of the Company's customer base and lower sales of the Company's licensed professional sports products.

Gross profit margin decreased to 17.5% of net sales for the three months ended October 28, 1995 as compared to 20.2% of net sales for the comparable period of the prior year. The decrease in gross profit margin was attributable to a change in the Company's product mix and the liquidation of discontinued inventory and other inventory adjustments, compared to the comparable period of the prior year.

Selling, general and administrative expenses for the three months ended October 28, 1995 were approximately $5,431,000, a decrease of approximately 5.9% from $5,773,000 for the comparable period of the prior year. The decrease is primarily attributable to decreased salaries and benefits and decreased rental expense. As a percentage of sales, selling, general and administrative expenses decreased to approximately 11.5% for the three months ended October 28, 1995 compared to 12.4% in the comparable period of the prior year.

The cost reduction program which the Company initiated in April 1995 is beginning to have a positive impact on the Company's selling, general and administrative expenses. In an effort to increase sales and promote new products, the Company has committed to additional media and other related advertising expenses for the fourth fiscal quarter.

Interest expense (including gold consignment fees) for the three months October 28, 1995 was approximately $913,000, an increase of $107,000 from the comparable period of the prior year. This increase was due to the placement of $6,000,000 senior secured notes and higher levels of consignment inventory.

As a result of the above factors, the Company's net income for the three months ended October 28, 1995 was $1,191,000 compared to net income of $1,705,000 for the comparable period of the prior year.

ITEM 2          MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (INFORMATION SUBSEQUENT TO JANUARY 28, 1995 IS UNAUDITED)


RESULTS OF OPERATIONS FOR THE NINE MONTHS
-------------------------------------------
ENDED OCTOBER 28, 1995 AND OCTOBER 29, 1994
-------------------------------------------

Net sales for the nine months ended October 28, 1995 were approximately $99,198,000 a decrease of approximately 6% from net sales of approximately $105,547,000 for the comparable period of the prior year. The decrease in net sales resulted from decreased shipments to the wholesale segment of the Company's customer base and lower sales of the Company's licensed professional sports products. The decrease also resulted from a weak retail sales environment and a more conservative purchasing policy by certain customers.

Gross profit margin decreased to 16.9% of net sales for the nine months ended October 28, 1995 as compared to 19.1% of net sales for the comparable period of the prior year. The decrease in gross profit margin was attributable to a change in the Company's product mix and the liquidation of discontinued inventory and other inventory adjustments, compared to the comparable period of the prior year.

Selling, general and administrative expenses for the nine months ended October 28, 1995 were approximately $14,061,000, an increase of approximately 3.2% from $13,624,000 for the comparable period of the prior year. The increase is primarily attributable to (i) higher advertising expenses incurred in connection with a higher percentage of sales to the retail segment of the Company's customer base and (ii) a recovery of bad debt in the nine-month period ended October 29, 1994. As a percentage of sales, selling, general and administrative expenses increased to approximately 14.2% for the nine months ended October 28, 1995 compared to 12.9% in the comparable period of the prior year.

Interest expense (including gold consignment fees) for the nine months ended October 28, 1995 was approximately $2,683,000, an increase of $413,000 from the comparable period of the prior year. This increase was due to the placement of $6,000,000 senior secured notes and higher levels of consignment inventory.

As a result of the above factors, the Company's net income for the nine months ended October 28, 1995 was $247,000 compared to net income of $2,920,000 for the comparable period of the prior year.

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

On October 20, 1995, the Company entered into a gold consignment agreement with a new Gold Lender. On October 25, 1995, the Company received notice from an existing Gold Lender that it plans to discontinue its involvement in the jewelry lending business and will be terminating its gold consignment agreement with the Company in February 1996. This change does not impact the availability of aggregate ounces or gold value under the arrangements to the Company.

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

Liquidity and Capital Resources (Continued)
-------------------------------

These notes are secured by the Company's accounts receivable, machinery and equipment, inventory (secondary lien to the Gold Lenders) and proceeds. In addition, the note purchase agreements contain certain restrictive financial covenants and restrict the payment of dividends. At October 28, 1995, the Company was in compliance with the covenants. As of October 28, 1995, $18,528,000 of principal remained outstanding under these notes.

In September 1994, the Company entered into a line of credit arrangement with a commercial bank (the "Line of Credit"), under which the Company may borrow up to $15,000,000. Borrowings under the facility bear interest at the Bank's prime rate. The Line of Credit is secured by certain assets of the Company, including accounts receivable and inventory. As of October 28, 1995, there was $5,000,000 outstanding under the Line of Credit. The Line of Credit currently expires on January 31, 1996, subject to annual renewal.

On October 6, 1995, the Company obtained a loan from a bank in the amount of $2,500,000. As collateral for the loan, the Company granted the bank a first mortgage on the Company's corporate headquarters. The mortgage has a ten-year term and interest on the mortgage will accrue at 8% per annum. In addition, the mortgage contains certain restrictive financial covenants. At October 28, 1995, the Company was in compliance with the covenants. As of October 28, 1995, $2,500,000 of principal remained outstanding under the mortgage.

Cash and equivalents decreased from $5,815,000 at January 28, 1995 to $129,000 at October 28, 1995, primarily due to the Company's increased level of accounts receivable. Accounts receivable-trade increased from $26,671,000 at January 28, 1995 to $39,485,000 at October 28, 1995. The increase in accounts receivable-trade results from the seasonal nature of the Company's sales. Accounts payable-trade decreased from $4,989,000 at January 28, 1995 to $3,494,000 at October 28, 1995. The decrease in accounts payable-trade resulted primarily from lower accrued gold purchases. Accrued expenses increased from $3,255,000 at January 28, 1995 to $4,563,000 at October 28, 1995. The increase is primarily related to increased advertising expenses in connection with a higher percentage of sales to the retail segment of the Company's customer base. Long term debt increased from $12,528,000 at January 28, 1995 to $18,255,000 at October 28, 1995. The increase in long-term debt is related to the Company's placement of $6,000,000 of notes in February of 1995 and the $2,500,000 real estate loan obtained on October 6, 1995. The increase was offset in part by two principal payments totalling $2,595,000 during the year.

During the nine months ended October 28, 1995, the Company utilized $12,013,000 of cash from operations as compared with a utilization of $20,847,000 for the comparable period of the prior year. The decrease in the utilization of cash from operations is primarily due to (i) a decrease in cash used for inventory as a result of the Company's better inventory management and (ii) an accrued expense decrease which was principally due to a refund of an accounts receivable advance.

ITEM 2          MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (INFORMATION SUBSEQUENT TO JANUARY 28, 1995, IS UNAUDITED)

Liquidity and Capital Resources (Continued)
-------------------------------

The Company used $3,905,000 of cash from investing activities as compared to $3,465,000 for the comparable period of the prior last year. The increase was due to the purchase of land, machinery and equipment. During the nine months ended October 28, 1995 financing activities provided the Company with $10,232,000 of cash compared with $1,576,000 in the comparable period last year. The increase is due to the receipt of the proceeds of $6,000,000 senior secured notes and the proceeds of the real estate loan of $2,500,000 which was offset in part by the purchase of treasury stock and repayment of the Company's long term debt and capital lease liabilities.

For fiscal 1996, the Company projects that its remaining capital expenditures will be approximately $500,000, which includes certain leasehold improvements on its owned and leased properties and additional machinery and equipment purchases.

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

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION

Item 1 through Item 4

    Not applicable.

Item 5.

    On October 16, 1995, Jerome Peterson notified the Company that he was resigning from the Board of Directors due to his time commitments with other business interests. On December 1, 1995, the Board elected Donald R. Miller to fill the vacancy created by Mr. Peterson's resignation.


Item 6.
    (a)  Exhibits
         --------
            10.1       Loan Agreement dated October 6, 1995 between First Fidelity Bank,
                       National Association ("First Fidelity") and Registrant.

            10.2       Mortgage Note in principal amount of $2,500,000 dated October 6, 1995 issued by Registrant in favor of First Fidelity.

            10.3       Mortgage and Security Agreement dated October 6, 1995 by Registrant for the benefit of First Fidelity.

            10.4       Consignment Agreement dated October 20, 1995 between Registrant and
                       Union Bank of Switzerland ("UBS").

            10.5       Fourth Amendment to Amended and Restated Security Agreement dated
                       October 20, 1995 among Registrant, UBS and Registrant's other gold lenders.

            10.6       Fifth Amendment to Amended and Restated Intercreditor Agreement dated
                       October 20, 1995 among Registrant, UBS and Registrant's other lenders.

            10.7       Fifth Amendment to Assignment of Trademarks and Servicemarks dated
                       October 20, 1995 among Registrant, UBS and Registrant's other lenders.

            10.8       Seventh Amendment to Amended and Restated Consignment Agreement dated
                       October 20, 1995 between Registrant and Rhode Island Hospital Trust
                       National Bank.

            27         Financial Data Schedule



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




                                           MICHAEL ANTHONY JEWELERS, INC.


Dated: December 11, 1995                   By:/s/Allan Corn
                                           ------------------------
                                           Allan Corn
                                           Senior Vice President and
                                           Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


           Exhibits
           --------
              10.1       Loan Agreement dated October 6, 1995 between First Fidelity Bank,
                         National Association ("First Fidelity") and Registrant.

              10.2       Mortgage Note in principal amount of $2,500,000 dated October 6, 1995 issued by Registrant in favor of First Fidelity.

              10.3       Mortgage and Security Agreement dated October 6, 1995 by Registrant for the benefit of First Fidelity.

              10.4       Consignment Agreement dated October 20, 1995 between Registrant and
                         Union Bank of Switzerland ("UBS").

              10.5       Fourth Amendment to Amended and Restated Security Agreement dated
                         October 20, 1995 among Registrant, UBS and Registrant's other gold lenders.

              10.6       Fifth Amendment to Amended and Restated Intercreditor Agreement dated
                         October 20, 1995 among Registrant, UBS and Registrant's other lenders.

              10.7       Fifth Amendment to Assignment of Trademarks and Servicemarks dated
                         October 20, 1995 among Registrant, UBS and Registrant's other lenders.

              10.8       Seventh Amendment to Amended and Restated Consignment Agreement dated
                         October 20, 1995 between Registrant and Rhode Island Hospital Trust
                         National Bank.

              27         Financial Data Schedule