Form 10-K
period 1996-01-27
MICHAEL ANTHONY JEWELERS INC
filed 1996-04-25
CIK 799515

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                           -----------------

                               FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended
                            January 27, 1996
                         Commission File Number
                                0-15230


                         MICHAEL ANTHONY JEWELERS, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

          DELAWARE                                13-2910285
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)


115 SOUTH MACQUESTEN PARKWAY                         10550
MOUNT VERNON, NEW YORK                             (Zip Code)
(Address of principal executive offices)

  Registrant's telephone number, including area code:  (914) 699-0000

                           -----------------

    SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


                         COMMON STOCK, PAR VALUE $.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes    X    No
                                              -------    -------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 17, 1996.

       COMMON STOCK, PAR VALUE $.001                           8,273,901
       (Title of each class)                           (Number of Shares)

Aggregate market value of common stock held by non-affiliates at April 17, 1996: $21,614,121*

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III - Portions of registrant's Definitive Proxy Statement for Annual Meeting of Stockholders for Fiscal 1996 (to be filed within 120 days of end of Fiscal Year).

Part IV - Certain exhibits to (i) registrant's Registration Statement on Form S-1 (File No. 33-8289), (ii) registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, (iii) registrant's Current Report on Form 8-K filed on June 24, 1992, (iv) registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, (v) registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, (vi) registrant's Registration Statement on Form S-3 (File No. 33-71308), (vii) registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, (viii) registrant's Transition Report on Form 10-K for the transition period from July 1, 1994 to January 28, 1995,
(ix) registrant's Quarterly Report on Form 10-Q for the quarter ended April 29, 1995, (x) registrant's Quarterly Report on Form 10-Q for the quarter ended July 29, 1993, and (xi) registrant's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

- --------------------

* Excludes holdings, among others, of RoseAnn Bosco, Allan Corn, Frances Durden, David Harris, Donald R. Miller, Michael Anthony Paolercio, Greg Torski, Michael K.L. Wager and Fredric R. Wasserspring who should not be deemed affiliates for any other purpose.

                                     PART I
                                     ------
ITEM 1.  BUSINESS.

General
- -------

         Michael Anthony Jewelers, Inc. (the "Company") is a leading designer, manufacturer and distributor of gold jewelry in the United States. The Company sells its jewelry directly to major retailers, wholesalers, mass merchandisers, discount stores, catalogue distributors and television home shopping networks. The Company manufactures approximately 8,000 different styles of jewelry targeted towards the middle market, which generally retail between $20 and $200. The Company's products include rope chain, bracelets, charms, pendants, earrings, rings and watches, which jewelry is sold in over 20,000 retail locations nationwide.

         Most of the Company's products are manufactured at its Mount Vernon, New York facility. The Company utilizes manufacturing processes that combine modern technology and mechanization with handcraftsmanship. In order to better meet its customers' needs, the Company has developed a wide range of customer service programs, such as inventory management assistance through electronic data interchange, customized packaging, bar-coding and computerized analysis of sales and marketing trends. As a result of its vertical integration and customer service programs, the Company is able to be responsive to its customers' needs and manufacture and deliver most orders on a timely and more cost-effective basis than many of its competitors.

         The Company was organized as a Delaware corporation in 1986 and is the successor to Michael Anthony Jewelers, Inc., a New York corporation, organized in 1977.

Change in Fiscal Year
- ---------------------

         On November 4, 1994, the Company announced that it was changing its fiscal year end from June 30th to the last Saturday in January, effective with the seven month period ended January 28, 1995. Accordingly, references in this Form 10-K to the "Transition Period" refer to the seven month transition period from July 1, 1994 through January 28, 1995. References in this Form 10-K to a year (i) prior to 1994 preceded by the word "fiscal" refer to the twelve months ended June 30th of such year and (ii) after 1995 preceded by the word "fiscal" refer to the year ended on the last Saturday in January.

Product Lines
- -------------

         The Company offers a broad selection of handcrafted gold and silver jewelry. Many of the Company's products carry the "Ma" trademark, which has become widely recognized in the jewelry industry and with certain consumers. One of the Company's largest product lines is an extensive selection of casted gold charms and pendants. The charms and pendants manufactured by the Company include religious symbols; popular sayings ("talking charms"); sport themes and team logos; animal motifs; nautical, seashore, western, musical, zodiac and other thematic figures; initials; and abstract artistic creations.

         The M.A.J. manufacturing division manufactures gold rope chain and designs gold tubing and bangle blanks used in the production of bangle bracelets. The M.A.E. manufacturing division manufactures gold earrings and gold locks used in the production of rope chain.

         The Company also manufactures a line of mens and ladies 14 karat gold watches under the "Michael Anthony" brand name.

         The tables below set forth the approximate percentage of (i) sales and
(ii) kilos shipped in fiscal year 1996, the Transition Period and in fiscal year 1994 and 1993, respectively, attributable to each of the Company's product categories.


FISCAL 1996
Product Category
- ----------------
                                                                           Approximate
                                           Approximate                     % of Kilos
                                            % of Sales                       Shipped
                                           -----------                     -----------
Casted................................           45                             34
Chains................................           42                             51
Earrings..............................            6                              4
Other items...........................            7                             11
                                                ---                            ---
            Total                               100%                           100%
                                                ===                            ===
TRANSITION PERIOD
Product Category
- ----------------
                                                                          Approximate
                                            Approximate                   % of Kilos
                                            % of Sales                      Shipped
                                            -----------                   -----------
Casted................................           43                             34
Chains................................           42                             52
Earrings..............................            5                              4
Other items...........................           10                             10
                                                ---                            ---
            Total                               100%                           100%
                                                ===                            ===

FISCAL 1994
Product Category
- ----------------
                                                                          Approximate
                                            Approximate                   % of Kilos
                                            % of Sales                      Shipped
                                            -----------                   -----------
Casted................................           45                             35
Chains................................           40                             49
Earrings..............................            7                              6
Other items...........................            8                             10
                                                ---                            ---
            Total                               100%                           100%
                                                ===                            ===



FISCAL 1993
Product Category
- ----------------
                                                                                      Approximate
                                                        Approximate                   % of Kilos
                                                        % of Sales                      Shipped
                                                        -----------                   -----------
Casted................................                       39                             32
Chains................................                       46                             51
Earrings..............................                        9                              7
Other items...........................                        6                             10
                                                            ---                            ---
          Total                                             100%                           100%
                                                            ===                            ===


          The Company's jewelry line includes licensed products manufactured pursuant to arrangements with such licensors as National Football League Properties, Inc., NBA Properties, Inc., Major League Baseball Properties, Inc., NHL Enterprises, Inc., ACOP (Atlanta Centennial Olympics), Mattel (Barbie(R)), Cathy(R), Playboy Enterprises, Inc., General Motors Corporation (Cadillac(R)), Warner Bros., Inc. (licensors of Looney Tunes(R) characters), United Features Syndicate (Peanuts(R)) and many nationally recognized colleges, including Notre Dame and the University of Miami. The Company manufactures jewelry products, particularly charms, pendants and pins, depicting the popular logos and symbols associated with these licensors. The Company pays each of these licensors a royalty ranging from 6% to 12% on sales of the licensed products. During the fiscal year ended January 27, 1996, the Company's licensed products represented approximately 8% of the Company's net sales.

          The Company maintains an in-house design staff which utilizes CAD/CAM (computer aided design/computer aided manufacturing) technology to enhance its design, modeling and production capabilities. The equipment is utilized for the design of the Company's new products and for modifying the scale of existing Company designs. The Company's policy is to obtain proprietary protection for its products and designs whenever possible.

          The Company updates its product catalogue each year by adding new designs and eliminating less popular styles. Items removed from the Company's current catalogue generally remain available on a special order basis.

Manufacturing Process
- ---------------------

          At the Company's manufacturing facility in Mount Vernon, New York, manufacturing processes combine modern technology and mechanization with handcraftsmanship to produce fashionable and affordable gold jewelry. The manufacturing processes utilized by the Company include the casting (or lost wax) method, a photo-etching process which has allowed the Company to enter the lower priced segment of the market through production of ultra-light products and the diamond-cut process, a technique which produces a sparkling effect on a finished piece of gold jewelry.

          The Company's rope chain product is manufactured by machinery designed in accordance with a patented process. The equipment is capable of operating 24 hours a day and requires minimal direct labor costs, which has enabled the Company to become one of the lowest cost producers of rope chain in the United States.

          During fiscal 1996, the Company manufactured approximately 95% of its products from gold bullion and other raw materials and purchased approximately 5% of its product as semi-finished or finished goods. The Company does not believe the loss of any supplier would have a material adverse effect on its business. Alternative sources of supply for the goods purchased by the Company are readily available.

Backlog
- -------

          Orders from the Company's retail customers typically have shipment dates that range from 24 hours to 60 days. Substantially all of the Company's wholesale customers' orders are for immediate shipment and generally are shipped within 7 days of receipt. As of April 16, 1996, the aggregate dollar value of the Company's backorders was approximately $8,500,000. The Company expects that substantially all of the current backlog will be shipped in the next 45 days. Management of the Company does not believe that backlog is indicative of the Company's future results of operations, as backlog as of any given date is not necessarily indicative of sales trends.

Marketing and Sales
- -------------------

          The Company markets and sells its jewelry primarily through its in-house sales force. Sales are made by the Company's sales personnel primarily at the Company's showroom in Mount Vernon, New York and direct presentations at customers' locations. Products are promoted through the use of catalogues, advertisements in trade publications, trade show exhibitions and cooperative advertising allowances with certain customers.

          The Company's marketing strategy includes a campaign to increase brand recognition for the "Michael Anthony" name. This campaign includes advertising in consumer magazines and a specially selected and packaged line of karat gold jewelry, including watches, sold by the Company to certain retailers under the "Michael Anthony" name. The Company believes that there is growing brand recognition of the "Michael Anthony" name and the "Ma" trademark with consumers and that this recognition has enhanced sales of its products.

          The Company's jewelry is sold primarily to discount stores, jewelry chain stores, department stores, catalogue retailers, television home shopping network and wholesalers. The Company assists its customers in allocating their purchasing budget among the items in the various product lines by advising them of items having higher consumer demand as determined by the Company's computerized market analysis. Prices vary on the basis of service required by customers. The Company ships its products in bulk to wholesale distributors and for certain retail chains, such as Wal*Mart, K-Mart, Sears, J.C. Penney, Zales, Service Merchandise and

Montgomery Ward, the Company pre-packages and price-tags most items, and then ships an order of many different items to distribution centers and stores in the chain. The Company provides additional services to certain of its customers to meet their specific marketing needs, such as tagging, boxing and point-of-sale displays.

          The Company also ships its jewelry to a limited number of customers on a consignment basis. Under these arrangements, the Company delivers its products under consignment, and upon sale, the customer pays the Company for the consigned merchandise. Consigned merchandise is subject to the Company's own consignment arrangements with its gold lenders (the "Gold Lenders"). See ITEM 1. "BUSINESS - SUPPLY; RELATED FINANCING ARRANGEMENTS" AND ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES."

          During the fiscal year ended January 27, 1996, sales to the five largest of the Company's customers aggregated approximately 49% of total net sales. The Company's two largest customers were Wal*Mart Stores, Inc. and Sterling Jewelers, Inc. (a division of Signet Group PLC and the owner of Kay Jewelers and J.B. Robinson Jewelers), accounting for approximately 17% and 12% of net sales, respectively. The Company has no long term contractual commitments with any of its customers, nor are any of the Company's customers subject to any contractual provisions or other restrictions which preclude them from purchasing products from the Company's competitors.

          The Company reduces gross sales by the amount of returns and discounts to determine net sales each month. The Company establishes each month a reserve for returns based on its historical experience, the amount of gross sales and the customer base. The total of actual returns and the provision for the returns reserve amounted to approximately 14% of gross sales in fiscal 1996, 16% of gross sales for the Transition Period and 10% of gross sales for fiscal 1994. For further information regarding the reserve for returns, see
Note 1 - Notes to Consolidated Financial Statements.

Patents and Trademarks
- ----------------------

          The Company manufactures its rope chain using machinery that is designed in accordance with patented processes. The Company also maintains certain trademarks and generally applies for copyrights covering the design of its charms and other selected products. The level of copyright protection available under the law for the Company's proprietary designs and products varies depending upon a number of factors, including the distinctiveness of the product and originality of design. There can be no assurance that the Company's patents, trademarks and copyrights will prevent competitors from producing products that are substantially similar to those of the Company. See ITEM 1. "BUSINESS - PRODUCT LINES."

Competition
- -----------

          The jewelry industry is highly competitive, both in the United States and on a global basis. The Company encounters competition primarily from manufacturers with national and international distribution capabilities and, to a lesser extent, from small regional suppliers of jewelry. Management believes that the Company is well positioned in the industry and has a reputation for responsive customer service, high-quality and well-designed jewelry with broad consumer appeal.

          The principal competitive factors in the industry are price, quality, design and customer service. The Company's specialized customer service programs are important competitive factors in sales to non-traditional jewelry retailers, including television shopping networks and discount merchandisers. The Company believes that its infrastructure which enables it to offer these programs, combined with low cost manufacturing capabilities, provide the Company with competitive strengths that distinguish it from most of its current competitors. The recent trend towards consolidation at the retail level in the jewelry industry may increase the level of competition facing the Company.

Seasonal Nature of Business
- ---------------------------

          The Company's business is seasonal in nature. Presented below are the Company's net sales for each quarter of fiscal 1996, for the first quarter of the Transition Period and the four month period ended January 28, 1995 and for each quarter of fiscal 1994:

                                                          Net                             % of
          ($ in thousands)                               Sales                         Net Sales
                                                         -----                         ---------
Fiscal 1996
          First Quarter                                $27,260                            19%
          Second Quarter                               $24,902                            17%
          Third Quarter                                $47,037                            32%
          Fourth Quarter                               $46,058                            32%

Transition Period
          First Quarter                                $34,101                            37%
          Four Months ended                            $59,220                            63%
          January 28, 1995

Fiscal 1994
          First Quarter                                $27,779                            19%
          Second Quarter                               $55,102                            39%
          Third Quarter                                $28,492                            20%
          Fourth Quarter                               $31,414                            22%

          While the Company's net sales are subject to seasonal fluctuation, this fluctuation is mitigated to a degree by the early placement of orders by many of the Company's customers, particularly for the Christmas holiday season. In addition, the Company markets holiday and seasonal products year-round for such occasions as Mother's Day, Valentine's Day, Father's Day, religious holidays and school graduations.

Supply; Related Financing Arrangements
- --------------------------------------

          Gold acquired for manufacture is at least .995 fine and is then combined with other metals to produce 14 karat and 10 karat gold. The term "karat" refers to the gold content of alloyed gold, measured from a maximum of 24 karats (100% fine gold). Varying quantities of metals such as silver, copper, nickel and zinc are combined with fine gold to produce 14 karat gold of different colors. These alloys are in abundant supply and are readily available to the Company.

          The Company utilizes gold consignment arrangements with the Gold Lenders to supply substantially all of its gold needs. Under the terms of those arrangements, the Company is entitled to lease the lesser of (i) an aggregate of 250,000 ounces of fine gold or (ii) consigned gold with an aggregate value equal to $106,215,000. The consigned gold is secured by certain property of the Company including inventory and machinery and equipment. The Company pays the Gold Lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix. The Company believes that its financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to the Company. At January 27, 1996, the Company held 149,324 ounces of gold on consignment with a market value of $60,700,000.

          The consignment agreements contain certain restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and each of the agreements requires the Company to own a specific amount of gold at all times. At January 27, 1996, the Company was in compliance with the covenants in its consignment agreements and the Company's owned gold inventory was valued at approximately $7,015,000. Management believes that the supply of gold available through the Company's gold consignment arrangements, in conjunction with the Company's owned gold, is sufficient to meet the Company's requirements.

          The consignment arrangements are terminable by the Company or the respective Gold Lenders upon 30 days notice. If any Gold Lender were to terminate its existing gold consignment arrangement, the Company does not believe it would experience an interruption of its gold supply that would materially adversely affect its business. The Company believes that other consignors would be willing to enter into similar arrangements if any Gold Lender terminates its relationship with the Company. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS AND FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

          Consigned gold is not included in the Company's inventory, and there is no related liability recorded. As a result of these consignment arrangements the Company is able to shift a substantial portion of the risk of market fluctuations in the price of gold to the Gold Lenders, since the Company does not purchase gold from the Gold Lenders until receipt of a purchase order from, or shipment of jewelry to, its customers. The Company then either locks in the selling price of the jewelry to its customers concurrently with the required purchase of gold from the Gold Lenders or hedges against changes in the price of gold by entering into forward contracts or purchasing futures or options on futures that are listed on the Commodity Exchange, Inc. ("COMEX").

          While the Company believes its supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may result in reduced demand for the Company's products. From July 1, 1993 until January 27, 1996, the closing price of gold according to the Second London Gold Fix ranged from a low of $343 per ounce to a high of $406 per ounce. There can be no assurance that fluctuations in the credit and precious metals markets would not result in an interruption of the Company's gold supply or the credit arrangements necessary to allow the Company to support its accounts receivable and continue the use of consigned gold.

Insurance
- ---------

          The Company maintains primary all-risk insurance, with limits in excess of the Company's current inventory levels (including consigned gold), to cover thefts and damage to inventory located on the Company's premises and insurance on its goods in transit. The Company also maintains insurance covering thefts and damage to inventory located at the premises of its suppliers. The amount of coverage available under such policies is limited and may vary by location, but generally is in excess of the value of the gold held by a particular supplier. Additional insurance coverage is provided by some of the Company's suppliers. The Company also maintains fidelity insurance (insurance providing coverage against theft or embezzlement by employees of the Company).

Employees
- ---------

          As of January 27, 1996, the Company employed 554 persons, 446 of which were directly engaged in manufacturing and distribution operations, with the remaining 108 employees who were engaged in administration and sales.

          None of the Company's employees are covered by a collective bargaining agreement. The Company considers relations with its employees to be satisfactory; however, on or about March 28, 1996, Local 74 of the Service Employees International Union, AFL-C10 (the "Union") commenced an organizing effort of certain of the Company's employees. To date, the Company has not received a demand for recognition from the Union.

Environmental Matters
- ---------------------

          The Company's manufacturing operations routinely involve the use of certain materials that are classified as hazardous. The Company's use of such materials is in compliance in all material respects with applicable federal, state and local laws and regulations concerning the environment, health and safety. The costs incurred by the Company in complying with such laws and regulations have not been material to the Company's results of operations.

Acquisitions
- ------------

          While the Company intends to continue to aggressively market its gold jewelry product lines to its existing customer base, management of the Company believes opportunities exist to increase sales by expanding its customer base and exploring product lines that may utilize diamonds or colored stones (precious, semi-precious or synthetic). As part of the Company's strategy to increase sales to new and existing customers, in 1994 and 1995 the Company acquired two small jewelry manufacturers. As a result of these transactions, the Company increased its market share with an existing customer and added certain new customers. In order to further increase sales, the Company may consider acquiring one or more additional companies that manufacture and distribute jewelry products.

ITEM 2.   PROPERTIES.
          ----------

          The manufacturing and distribution facilities of the Company are located in three adjacent buildings in Mount Vernon, New York having a total of approximately 74,000 square feet. Pursuant to lease agreements entered into in May 1991 and May 1995, respectively, with Michael Anthony Company, now known as MacQuesten Realty Company ("MRC"), a New York general partnership, the general partners of which are Michael Paolercio ("MP") and Anthony Paolercio ("AP"), the Company pays an average annual rent of approximately $606,000 over the term of the leases, plus real estate taxes and other occupancy costs. The Company believes that the terms of these lease arrangements with MRC are no less favorable than those that could have been obtained from an unaffiliated party.

          On December 1, 1994, the Company acquired its corporate headquarters premises in Mount Vernon, New York (the "Headquarters Property") from MRC. The Headquarters Property has approximately 71,000 square feet.

          A Special Real Estate Committee of the Board of Directors, comprised of the Company's independent, outside directors obtained an appraisal of the Headquarters Property, and after review of the appraisal and negotiation with MRC as to the terms of purchase of the Headquarters Property, recommended the acquisition to the Company's Board of Directors. On November 28, 1994, the Board of Directors voted unanimously, with MP abstaining and AP absent, to authorize the acquisition of the Headquarters Property. Under the terms of a Contract of Sale, dated

November 28, 1994, the Company acquired the Headquarters Property from MRC for the sum of $2,490,000. The Company funded the acquisition of the Headquarters Property with cash from its operations and subsequently financed the purchase with a mortgage loan from a bank. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and
ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

          The offices and facilities of the Company are protected by state-of-the-art security systems, procedures and a security staff.

ITEM 3.   LEGAL PROCEEDINGS.
          -----------------

          Legal proceedings to which the Company is a party are either routine litigation incidental to Michael Anthony's business or other litigation not material to the Company's business or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

          Not applicable.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          -------------------------------------------------------------
          MATTERS.
          -------

          The Company's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol MAJ. The Company's Common Stock began its listing on AMEX on October 25, 1991. Prior to its listing on AMEX, the Company's Common Stock was traded in NASDAQ National Market System. The following table sets forth the high and low sale prices per share on AMEX for the fiscal year 1996, the Transition Period for the periods indicated and fiscal 1994.

Fiscal Year Ended January 27, 1996                            High               Low
- ----------------------------------                            ----               ---
First Quarter.........................................         3 7/8              3 1/8
Second Quarter........................................         3 1/2              2 5/8
Third Quarter.........................................         3                  2 3/8
Fourth Quarter........................................         3 1/8              2 1/2

Transition Period Ended January 28, 1995                       High               Low
- ----------------------------------------                       ----               ---

First Quarter.........................................         6 3/8              5
Four Months ended January 28, 1995 ...................         7                  3 1/2


Fiscal Year Ended June 30, 1994                       High               Low
- -------------------------------                       ----               ---

First Quarter................................         8 3/8              5 5/8
Second Quarter...............................         9 1/2              7 1/2
Third Quarter................................         9 1/2              6 1/8
Fourth Quarter...............................         7                  4 5/8

         As of April 17, 1996, there were 235 holders of record of the Company's Common Stock (including brokers holding in street name).

         The Company has never paid a cash dividend. The Company anticipates that all of its earnings will be retained for use in its business and does not intend to pay cash dividends in the foreseeable future. In addition, the Company's senior secured note agreements contain covenants which limit the payment of dividends. Future dividend policy will depend upon, among other factors, the Company's earnings and its financial condition. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

         On November 5, 1993, the Company filed a registration statement with the Securities and Exchange Commission for an offering of 2,000,000 shares of Common Stock of the Company and certain stockholders. On December 20, 1993, the Company sold 1,600,000 shares pursuant to the offering. On January 14, 1994, the underwriters partially exercised an over-allotment option whereby the Company sold an additional 7,600 shares. The net proceeds to the Company from the sale of the Common Stock were approximately $11,679,000 after deducting underwriting discounts, commissions, and expenses of the offering payable by the Company. The proceeds to the Company from this offering were used for working capital and general corporate purposes, including strategic acquisitions of other companies engaged in the manufacture and distribution of jewelry. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES."

         In connection with the Common Stock repurchase program that the Company announced in 1994 (the "1994 Stock Repurchase Program"), the Company repurchased a total of 441,600 shares of Common Stock for an aggregate price of approximately $1,439,000. The Company will not reissue these shares to the public. In November 1995, the Company discontinued its 1994 Stock Repurchase Program.

         In December 1995, the Company announced a new Common Stock Repurchase Program (the "1995 Stock Repurchase Program") pursuant to which the Company may repurchase up to 750,000 shares of Common Stock. As of April 17, 1996, the Company had repurchased a total of 60,000 shares of Common Stock under the 1995 Stock Repurchase Program for a total of approximately $159,000.

ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------

         The following selected financial data of the Company should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K.

                                                                                             Year Ended June 30,
                                                                                 -------------------------------------------------
                                            Year Ended     Seven Months Ended
                                            January 27,       January 28,
                                               1996               1995         1994           1993           1992           1991
                                               ----               ----         ----           ----           ----           ----
                                                                                (In thousands, except per share amounts)
STATEMENT OF OPERATIONS
Net sales                                       $145,257        $93,321       $142,787       $119,615       $112,748      $120,193
Cost of goods sold                               121,195         76,782        114,151         97,509         92,028        96,646
                                                --------        -------       --------       --------       --------      --------
Gross profit                                      24,062         16,539         28,636         22,106         20,720        23,547
Selling, general and administrative
expenses                                          19,455         12,628         17,887         17,148         19,030        15,727
                                                 --------        -------       --------       --------       --------     --------
Operating income                                   4,607          3,911         10,749          4,958          1,690         7,820
Other (expense) income:
   Interest expense/gold consignment fee          (3,835)        (2,030)        (3,157)        (3,066)        (2,629)       (2,963)
  Other Income (expense) - net (1)                   442            117            564            643            458        (1,194)
                                                --------        -------       --------       --------       --------      --------
Income/(loss) before income taxes                  1,214          1,998          8,156          2,535           (481)        3,663
Income tax provision/(benefit)                       486            774          3,176            964           (112)        1,532
                                                --------        -------       --------       --------       --------      --------
Net income/(loss)                               $    728        $ 1,224       $  4,980       $  1,571       $   (369)     $  2,131
                                                ========        =======       ========       ========       ========      ========
Earnings/(loss) per share                       $   0.09        $  0.14       $   0.63       $   0.23       $  (0.06)     $   0.35
                                                ========        =======       ========       ========       ========      ========
Weighted average number of shares                  8,475          8,749          7,945          6,916          6,450         6,059
                                                ========        =======       ========       ========       ========      ========
BALANCE SHEET DATA:
Working capital                                 $ 46,136        $42,778       $ 46,250       $ 31,311       $ 31,954      $ 22,793
Total assets (2)                                  78,646         72,039         69,962         53,707         52,733        41,906
Long-term debt and capital lease liability        19,192         13,282         13,210         15,824         18,009         8,456
Stockholders' equity                              46,048         46,445         45,608         28,402         26,137        24,310


1. Other income (expense) - net for fiscal 1991 is comprised principally of expense associated with the proposed and subsequently terminated merger negotiations. No additional costs related to this matter were incurred.

2. The year ended January 27, 1996, the seven months ended January 28, 1995 and the years ending June 30, 1994, 1993, 1992 and 1991 do not include consigned inventory, which had approximate value of $60,700,000, $72,936,000, $70,818,000, $61,796,000, $39,345,000 and $39,623,000
     respectively.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS.
           ---------------------

         Introduction
         ------------

         On November 3, 1994, the Company's Board of Directors approved a change in the fiscal year end of the Company from June 30th to a fiscal year ending on the last Saturday in January, effective for the seven month period ended January 28, 1995. As used below, (a) fiscal 1996 refers to the fiscal year ended January 27, 1996, (b) "Transition Period" refers to the seven months ended January 28, 1995 and (c) "fiscal 1994" and "fiscal 1993" refer to the fiscal years ended June 30, 1994 and 1993, respectively.

         Results of Operations
         ---------------------

         The following table sets forth, as a percentage of net sales, certain items appearing in the Company's Statements of Operations for the indicated fiscal years.


                                           Year ended            Seven Months          Year Ended June 30,
                                           January 27,          Ended January 28,      ------------------
                                              1996                   1995             1994          1993
                                              ----                   ----             ----          ----
Net sales..................................  100.0%                 100.0%           100.0%         100.0%
Cost of sales..............................   83.4                   82.3             80.0           81.5
Selling, general and
  administrative expenses..................   13.4                   13.5             12.5           14.3
Interest and gold consignment
  fee expense..............................    2.6                    2.2              2.2            2.6
Other income...............................    (.2)                   (.1)             (.4)           (.5)
Income tax provision.......................     .3                     .8              2.2            0.8
Net income.................................     .5%                   1.3%             3.5%           1.3%

1996 vs. Twelve Months Ended January 28, 1995 (Unaudited)
- --------------------------------------------------------

Net sales for fiscal 1996 were approximately $145,257,000, a decrease of 3% from net sales of approximately $149,583,000 for the comparable period in the prior year. The decrease in sales was primarily related to a significant reduction in volume of sales to the wholesale segment of the Company's customer base. This decrease was partly offset by an increase in volume of sales to the retail segment of the Company's customer base.

Gross profit margin decreased to 16.6% of net sales in fiscal 1996 compared to 18.0% for the comparable period in the prior year. The decrease in the gross margin was due to the sale of discontinued and excess inventory, which represented approximately 5% of net sales, at margins substantially below the Company's normal gross margin and an increased percentage of sales of the Company's rope chain which carries a lower gross margin than the Company's other products.

Selling, general and administrative expenses for fiscal 1996 were approximately $19,455,000, compared to $19,454,000 for the comparable period in the prior year. As a percentage of net sales, these expenses increased to 13.4% in fiscal 1996 from 13.0% in the prior year. The increased percentage of selling expenses is primarily attributed to advertising expenses that came from additional support required by the Company's retail customers and the Company's effort to increase its brand name recognition through advertising placed directly in a consumer magazine.

Other income and expenses for fiscal 1996 were approximately $3,393,000, an increase of $604,000 or 22% from $2,789,000 for the comparable period in the prior year. Interest expense (including gold consignment fees) was approximately $3,835,000, an increase of $579,000, or 18%, from $3,256,000 for the comparable period in the prior year. This increase was primarily due to (i) higher consignment rates, (ii) a higher average level of consigned inventory, and (iii) the new loans placed in February and October 1995. The higher consignment rates had a negative impact later in the fiscal year. The higher average level of consigned inventory had a more significant impact in the beginning of the fiscal year. The increase in gold consignment fees was partially offset by lower interest expense due to principal payments in February and May 1995 on the Company's other long-term debt and lower interest expense on the Company's short-term borrowings.

The effective tax rates for fiscal 1996 and the comparable period in the prior year were 40% and 36.6%, respectively.

As a result of the above factors, the Company's net income for fiscal 1996 was approximately $728,000 compared to $2,978,000 for the comparable period in the prior year.

Transition Period vs. Seven Months Ended January 29, 1994 (Unaudited)
- --------------------------------------------------------------------

       Net sales for the Transition Period were approximately $93,321,000, an increase of 8% from net sales of approximately $86,524,000 for the comparable period in the prior year. The increase in net sales was primarily related to increased shipments to the retail segment of the Company's customer base and also to increased sales of the Company's rope chain product line.

       Gross profit margin decreased to 17.7% of net sales for the Transition Period, as compared to 21.1% for the comparable period in the prior year. The decrease in gross margin was attributable to a change in the Company's product mix and an average increase in the price of gold of approximately 2%.

       Selling, general and administrative expenses for the Transition Period were approximately $12,628,000, an increase of 13.9% from $11,086,000 for the comparable period in the prior year. The increase is primarily attributed to increased salaries, advertising, and retail displays and packaging supplies to which the Company committed in anticipation of higher sales.

       Interest expense (including gold consignment fees) for the Transition Period was $2,030,000, an increase of $99,000, or 5%, from the prior comparable period. The increase is attributed to the costs to finance the Company's increased inventory position. Interest income decreased by $44,000 for the Transition Period compared to the comparable period of the prior year. This was due to lower amounts of funds available for short-term investments, which was a result of higher accounts receivable levels and capital expenditures.

       As a result of the above factors, the Company's net income for the Transition Period was $1,224,000, as compared to $3,227,000 for the comparable period of the prior year.

1994 vs. 1993
- -------------

       Net sales for fiscal 1994 were approximately $142,787,000, an increase of approximately 19% from net sales of approximately $119,615,000 for fiscal 1993. The increase in net sales primarily was a result of increased sales to retail customers. The sales increase was attributable in part to an increase of approximately 10% in the average price of gold as compared to fiscal 1993.

       Gross profit margin increased to 20% of net sales in fiscal 1994, as compared to 18.5% of net sales in fiscal 1993. The increase in gross profit margin was attributable primarily to increased sales to retailers where the Company has higher gross margins.

       Selling, general and administrative expenses for fiscal 1994 were approximately $17,887,000, an increase of approximately 4.3% from $17,148,000 for fiscal 1993. Included in selling, general and administrative expenses for fiscal 1993 was a charge of $2,059,000 which was related to the termination of the Company's employment arrangements with two executives and compensation expense related to the earnout provisions of the terminated employees' employment agreements. If it were not for this charge in fiscal 1993, selling, general and administrative expenses would have increased in fiscal 1994 by $2,798,000 or approximately 18.5%. The increase is primarily attributable to
(i) higher advertising, royalties and retail support costs which were related to the Company's increased sales for fiscal 1994 and (ii) increased salaries and benefits. As a percent of sales, excluding the termination expense, selling, general and administrative expenses decreased to approximately 12.5% of net sales for fiscal 1994 as compared to 12.6% of net sales for fiscal 1993.

       Interest expense (including gold consignment fees) for fiscal 1994 was $3,157,000, an increase of $91,000 from fiscal 1993, due to higher consignment levels needed to support the Company's increased sales. Interest income increased by $41,000 for fiscal 1994, as compared to fiscal 1993 as a result of the Company's temporary investment of certain of the proceeds from its common stock offering in fiscal 1994.

       As a result of the above factors, the Company's net income for fiscal 1994 was $4,980,000, as compared to $1,571,000 for fiscal 1993.

Liquidity and Capital Resources
- -------------------------------

       The Company relies on a gold consignment program, short-term and long-term borrowings and internally generated funds to finance increased inventories and accounts receivable. The Company fills most of its gold supply needs through gold consignment arrangements with the Gold Lenders. Under the terms of those arrangements, the Company is entitled to lease the lesser of (i) an aggregate of 250,000 ounces of fine gold or (ii) consigned gold with an aggregate value equal to $106,215,000. The consigned gold is secured by certain property of the Company including inventory and machinery and equipment. The Company pays the Gold Lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix. The Company believes that its financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to the Company. As of January 27, 1996, the Company held 149,324 ounces of gold on consignment with a market value of $60,700,000.

          The consignment agreements contain certain restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and each of the agreements requires the Company to own a specific amount of gold at all times. At January 27, 1996, the Company was in compliance with the covenants in its consignment agreements and the Company's owned gold inventory was valued at approximately $7,015,000. Management believes that the supply of gold available through the Company's gold consignment arrangements, in conjunction with the Company's owned gold, is sufficient to meet the Company's requirements.

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

       During fiscal 1996, the Company entered into a consignment agreement with a new Gold Lender and amended its existing consignment agreements with its other Gold Lenders. As of February 29, 1996, one of the Company's Gold Lenders terminated its gold consignment arrangement with the Company as a result of its decision to discontinue its involvement in the jewelry industry.

       Consigned gold is not included in the Company's inventory, and there is no related liability recorded. As a result of these consignment arrangements, the Company is able to shift a substantial portion of the risk of market fluctuations in the price of gold to the Gold Lenders, since the Company does not purchase gold from the Gold Lenders until receipt of a purchase order from, or shipment of jewelry to its customers. The Company then either locks in the selling price of the jewelry to its customers concurrently with the required purchase of gold from the Gold Lenders or hedges against changes in the price of gold by entering into forward contracts or purchasing futures or options on futures that are listed on the COMEX.

       While the Company believes its supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may result in reduced demand for the Company's products. From July 1, 1993 until January 27, 1996, the closing price of gold according to the Second London Gold Fix ranged from a low of $343 per ounce to a high of nearly $406 per ounce. There can be no assurances that fluctuations in the precious metals markets and credit would not result in an interruption of the Company's gold supply or the credit arrangements necessary to allow the Company to support its accounts receivable and continue the use of consigned gold.

       In each of 1987 and 1992, the Company issued $10,000,000 principal amount of senior secured notes with various insurance companies, which accrue interest at 10.5% and 8.61% per annum, respectively. In February 1995, the Company issued an additional $6,000,000 principal amount of senior secured notes with various insurance companies, which currently accrue interest at 7.38% per annum. These notes are secured by the Company's accounts receivable, machinery and equipment, inventory (secondary lien to the Gold Lenders) and proceeds. In addition, the note purchase agreements contain certain restrictive financial covenants and restrict the payment of dividends. At January 27, 1996, the Company was in compliance with the covenants and $18,528,000 of principal remained outstanding under the notes issued in 1987, 1992 and 1995.

       On October 6, 1995, the Company obtained a loan from a bank in the amount of $2,500,000. As collateral for the loan, the Company granted the bank a first mortgage on the Company's corporate headquarters. The mortgage has a ten-year term and interest on the mortgage will accrue at 8% per annum. In addition, the mortgage contains certain restrictive financial covenants. At January 27, 1996, the Company was in compliance with the covenants. As of January 27, 1996, $2,478,000 of principal remained outstanding under the mortgage.

       In September 1994, the Company entered into a line of credit arrangement with a commercial bank (the "Line of Credit"), under which the Company may borrow up to $15,000,000. The Line of Credit is secured by certain assets of the Company, including accounts receivable and inventory. As of January 27, 1996, there was no amount outstanding under the Line of Credit. The Line of Credit has been renewed and currently expires on July 31, 1996, subject to annual renewal. Management believes that the Line of Credit will be renewed; however, if the current lender decides not to renew the Line of Credit, the Company believes that other lenders would be willing to enter into a similar arrangement.

       On November 5, 1993, the Company filed a registration statement with the Securities and Exchange Commission for an offering of 2,000,000 shares of Common Stock of the Company and certain stockholders. On December 20, 1993, the Company sold 1,600,000 shares pursuant to the offering. On January 14, 1994, the underwriters partially exercised an over-allotment option whereby the Company sold an additional 7,600 shares. The net proceeds to the Company from the sale of the

Common Stock were approximately $11,679,000 after deducting underwriting discounts, commissions, and expenses of the offering payable by the Company. The proceeds to the Company from this offering were used for working capital and general corporate purposes, including strategic acquisitions of other companies engaged in the manufacture and distribution of jewelry.

       During fiscal 1996, cash from operating activities was approximately $821,000. This was primarily attributable to net income of $728,000 which included depreciation and amortization of $4,009,000, offset by an increase in accounts receivable of $3,735,000. The increase in accounts receivable was due to an increase of sales in the fourth quarter in addition to customers placing orders later in the season.

       Cash of approximately $4,616,000 was utilized for investing purposes during fiscal 1996, primarily to purchase machinery and equipment of approximately $3,225,000 and for building and leasehold improvements of $1,250,000.

       During fiscal 1996, cash provided by financing activities totalled $4,653,000. This was primarily attributed to the issuance of $6,000,000 of senior secured notes and $2,500,000 in mortgage financing for the Company's corporate headquarters. This was offset by $2,722,000 in payments of debt and $1,125,000 utilized to repurchase common stock.

       As part of its long-term strategic planning, the Company is reviewing a plan to expand its manufacturing and distribution facilities and to acquire certain properties it is currently leasing from MRC (the "Leased Properties"). In the event the Company were to acquire any of such properties, the Company may incur or assume additional long-term indebtedness in order to finance their purchase.

       For fiscal 1997, the Company projects capital expenditures of approximately $2,600,000, which includes certain improvements on its leased and owned properties, but does not include any other expenses related to the possible acquisition of the Leased Properties. See ITEM 2. "PROPERTIES" and
ITEM 13.  "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

       Except with respect to financing for the possible acquisition of its Leased Properties as discussed above, the Company believes that its long-term debt and existing lines of credit provide sufficient funding for the Company's operations. In the event that the Company requires additional financing during fiscal 1997, it will be necessary to fund this requirement through expanded credit facilities with its existing or other lenders. The Company believes that such additional financing can be arranged.

New Accounting Standards
- ------------------------

       In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121), effective for financial statements for fiscal years beginning after December 15, 1995. The Company will adopt SFAS No. 121 in fiscal 1997.

       In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for nonemployee transactions no later than after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

       Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employees stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the Company had applied the new method of accounting.

       The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Adoption of the new standard will have no effect on the Company's cash flows.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
              -------------------------------------------

       See Item 14 and pages F-1 through F-22 and S-1.


ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              ---------------------------------------------------------------
              FINANCIAL DISCLOSURE.
              --------------------

       Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
              --------------------------------------------------

       The information contained under the heading "Election of Directors" of the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION.
              ----------------------

       The information contained under the heading "Executive Compensation" of the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
              --------------------------------------------------------------

       The information contained under the heading "Beneficial Ownership of Common Stock" of the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated by reference herein.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
              ----------------------------------------------

       The information contained under the heading "Certain Transactions" of the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference. See also ITEM 2. "PROPERTIES".

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K.
              --------------------------------------------------------------

       (a)    The following documents are filed as a part of this Report:

                                                                          Page
                                                                          ----
          (1)    Financial Statements:
                 Independent Auditors' Report.........................     F-1
                 Consolidated Balance Sheets..........................     F-2
                 Consolidated Statements of Operations................     F-3
                 Consolidated Statements of Changes in
                   Stockholders' Equity...............................     F-4
                 Consolidated Statements of Cash Flows................     F-5
                 Notes to Consolidated Financial Statements...........     F-7

          (2)    Financial Statement Schedule:

                 Schedule II - Valuation and Qualifying Accounts......     S-1

     All other schedules are omitted as the required information is inapplicable or is presented in the consolidated financial statements or related notes.

     The financial statement schedule should be read in conjunction with the financial statements in the 1996 Annual Report to Stockholders.

          (3)    Exhibits:

   Exhibit No.                       Description                                          Page No.
   -----------                       -----------                                          --------
  3.1              Certificate of Incorporation  of Registrant, as   Incorporated  by  reference  to  Exhibit  3.1 to
                   amended                                           Amendment  No. 2 to the  Company's  Registration
                                                                     Statement on Form S-3 (File No.  33-71308)  (the
                                                                     "1993 Registration Statement")

3.1.1              Certificate of Merger of  Michael Anthony         Incorporated  by reference  to Exhibit  3.1.1 of
                   Jewelers,Inc. (New York) and Michael Anthony      the  Company's  Annual  Report  on Form 10-K for
                   Jewelers, Inc. (Delaware)                         the fiscal  year ended June 30,  1993 (the "1993
                                                                     Form 10-K")

 3.2               Amended and Restated By-Laws of Registrant        Incorporated  by reference to Exhibit 3.2 to the
                                                                     Company's  Quarterly Report on Form 10-Q for the
                                                                     quarter ended July 29, 1995

 4.1               Form of Common Stock Certificate                  Incorporated  by reference to Exhibit 3.3 to the
                                                                     Company's  Registration  Statement  on Form  S-1
                                                                     (File  No.  33-8289)  (the  "1986   Registration
                                                                     Statement")

 4.2               Form   of   Common   Stock   Purchase             Incorporated  by reference to Exhibit 3.4 to the
                   Warrant Certificate                               1986 Registration Statement

10.1               1986 Incentive Stock Option Plan of Registrant    Incorporated  by reference  to Exhibit  10.14 to
                                                                     the 1986 Registration Statement

10.2               Note  Purchase  Agreement,  dated as of December  Incorporated  by  reference  to Exhibit  10.3 of
                   15,  1987,  between  and  among  Registrant  and  the 1993 Form 10-K
                   Northwestern  National Life  Insurance  Company,
                   Northern  Life  Insurance  Company and The North
                   Atlantic Life Insurance Company of America

10.3               Security  Agreement,  dated as of  December  30,  Incorporated  by  reference  to Exhibit  10.4 of
                   1987,   between   and   among   Registrant   and  the 1993 Form 10-K
                   Northwestern  National Life  Insurance  Company,
                   Northern  Life  Insurance  Company and The North
                   Atlantic Life Insurance Company of America

10.4               $5,000,000  Senior  Note due 1998 of  Registrant  Incorporated  by  reference  to Exhibit  10.5 of
                   in   favor   of   Northwestern   National   Life  the 1993 Form 10-K
                   Insurance Company

10.5               $4,000,000  Senior  Note due 1998 of  Registrant  Incorporated  by  reference  to Exhibit  10.6 of
                   in favor of Northern Life Insurance Company       the 1993 Form 10-K

 10.6              $1,000,000  Senior  Note due 1998 of  Registrant  in  Incorporated  by reference to Exhibit 10.7 of
                   favor of The North Atlantic Life Insurance Company    the 1993 Form 10-K

 10.7              Lease dated as of May 1, 1991 between Michael         Incorporated by reference to Exhibit 10.46
                   Anthony Company and Registrant to                     the Company's Annual Report on Form 10-K
                                                                         for the fiscal  year ended June 30, 1991 (the
                                                                         "1991 Form 10-K")


 10.8              Lease  dated  as of  May  1,  1991  between  Michael  Incorporated  by reference  to Exhibit  10.47
                   Anthony Company and Registrant                        to the 1991 Form 10-K

 10.9              Note Purchase  Agreement,  dated as of June 5, 1992,  Incorporated  by  reference  to  Exhibit 8 to
                   among  the   Registrant   and  the  holders  of  the  the  Company's  Current  Report  on Form  8-K
                   Registrant's   Senior  Notes  due  2002  (the  "2002  dated June 24, 1992 (the "1992 Form 8-K")
                   Notes")

10.10              Security Agreement,  dated as of June 5, 1992, among  Incorporated  by  reference  to  Exhibit 9 to
                   the Registrant and the holders of the 2002 Notes      the 1992 Form 8-K

10.11              $3,500,000  Senior  Note due 2002 of the  Registrant  Incorporated  by  reference  to Exhibit 10 to
                   in favor of Northern Life Insurance Company           the 1992 Form 8 K

10.12              $3,000,000  Senior  Note due 2002 of the  Registrant  Incorporated  by  reference  to Exhibit 11 to
                   in favor of Royal Maccabees Life Insurance Company    the 1992 Form 8-K

10.13              $1,000,000  Senior  Note due 2002 of the  Registrant  Incorporated  by  reference  to Exhibit 12 to in  favor  of  The  North  Atlantic  Life  Insurance  the 1992 Form 8-K
                   Company of America

10.14              $1,000,000  Senior  Note due 2002 of the  Registrant  Incorporated  by  reference  to Exhibit 13 to in favor of Farm  Bureau Life  Insurance  Company of  the 1992 Form 8-K
                   Michigan

10.15              $1,000,000  Senior  Note due 2002 of the  Registrant  Incorporated  by  reference  to Exhibit 14 to
                   in favor of FB Annuity Company                        the 1992 Form 8-K

10.16              $500,000  Senior Note due 2002 of the  Registrant in  Incorporated  by  reference  to Exhibit 15 to
                   favor of FB Annuity Company                           the 1992 Form 8-K

10.17              1993 Long Term Incentive Plan of the Registrant       Incorporated  by reference  to Exhibit  19.01
                                                                         to the  Company's  Quarterly  Report  on Form
                                                                         10-Q for the Quarter ended March 31, 1993

10.18              1993  Non-Employee  Directors'  Stock Option Plan of  Incorporated  by reference  to Exhibit  19.02
                   the Registrant                                        to the  Company's  Quarterly  Report  on Form
                                                                         10-Q for the Quarter ended March 31, 1993

10.19              Agreement  dated as of June  14,  1993  between  the  Incorporated  by reference  to Exhibit  10.36
                   Registrant and Fredric R. Wasserspring                of the 1993 Form 10-K

10.20              Consignment  Agreement  dated as of August 20,  1993  Incorporated  by reference  to Exhibit  10.40 between the  Registrant  and Fleet  Precious  Metals  of the 1993 Form 10-K
                   Inc.

                   Security  Agreement  dated  as of  August  20,  1993  Incorporated  by reference  to Exhibit  10.39
10.21              among the Registrant,  Fleet National Bank and Fleet  of the 1993 Form 10-K
                   Precious Metals Inc.

10.22              Amended and Restated Consignment  Agreement dated as  Incorporated  by reference  to Exhibit  10.41 of August 20, 1993 between the  Registrant and Rhode  of the 1993 Form 10-K
                   Island Hospital Trust National Bank

10.23              Amended and Restated Consignment  Agreement dated as  Incorporated  by reference  to Exhibit  10.44 of  August  20,  1993  between  the  Registrant  and  of the 1993 Form 10-K
                   ABN-AMRO Bank N.V., New York Branch ("ABN")


10.24              Amended and Restated Security Agreement dated as     Incorporated by reference to Exhibit 10.46
                   of August 20, 1993 between the Registrant and                          to the 1993 Form 10-K
                   Rhode Island Hospital Trust National Bank ("RIHT")

10.25              Amended and Restated Intercreditor  Agreement dated  Incorporated  by reference  to Exhibit  10.47 as of August 20, 1993, among the Registrant,  RIHT,  to the 1993 Form 10-K
                   ABN, Swiss Bank Corporation,  New York Branch, Mase
                   Westpac,  Inc.,  the Mocatta  Group,  a division of
                   Standard  Chartered Bank  ("Mocatta"),  Fleet,  the
                   holders of the  Registrant's  Senior Notes due 1998
                   and the holders of the Registrant's 2002 Notes

10.26              First  Amendment to 1993 Long Term  Incentive  Plan  Incorporated  by reference  to Exhibit  10.48
                   of the Registrant dated as of September 21, 1993     to the 1993 Form 10-K

10.27              Second  Amendment to Assignment  of Trademarks  and  Incorporated  by reference  to Exhibit  10.49
                   Service  Marks as  Collateral  dated as of July 12,  to the 1993 Form 10-K
                   1990 between the Registrant and RIHT,  individually
                   and as agent

10.28              Consignment  Agreement dated as of January 31, 1994  Incorporated  by reference  to Exhibit  10.46
                   (effective   as  of  May  16,   1994   between  the  to the  Company's  Annual Report on Form 10-K
                   Registrant  and  Credit  Suisse,  New  York  Branch  for the fiscal  year ended June 30, 1994 (the
                   ("Credit Suisse")                                    "1994 Form 10-K")

10.29              First  Amendment to Amended and  Restated  Security  Incorporated  by reference  to Exhibit  10.47
                   Agreement  dated  as of  May  16,  1994  among  the  to the 1994 Form 10-K
                   Registrant, RIHT, individually and as agent


10.30              Second    Amendment    to   Amended   and   Restated   Incorporated  by reference to Exhibit  10.48
                   Intercreditor  Agreement  dated  as of May 16,  1994   to the 1994 Form 10-K
                   among the Registrant, RIHT, ABN, Swiss Bank
                   Corporation, New York Branch, WestPac, Mocatta,
                   Credit Suisse, Fleet, the holders of the
                   Registrant's Senior Notes due 1998 and the
                   holders of the Registrant's 2002 Notes

10.31              Third  Amendment  to  Assignment  of  Trademarks  and  Incorporated  by reference to Exhibit 10.49
                   Service Marks as Collateral  dated as of May 16, 1994  to the 1994 Form 10-K between the Registrant and RIHT  individually  and as
                   agent

10.32              Consignment  Agreement  dated as of September  1,1994  Incorporated  by reference to Exhibit 10.50 between  the  Registrant  and  Deutsche  Bank  Sharps  to the 1994 Form 10-K
                   Pixley ("Deutsche Bank")

10.33              Second  Amendment  to Amended and  Restated  Security  Incorporated  by reference to Exhibit 10.53
                   Agreement  dated as of  September  1, 1994  among the  to the 1994 Form 10-K
                   Registrant, RIHT, individually and as agent

10.34              Third    Amendment    to   Amended    and    Restated  Incorporated  by reference to Exhibit 10.54
                   Intercreditor  Agreement  dated  as of  September  1,  to the 1994 Form 10-K
                   1994  among  the  Registrant,   RIHT,  ABN,  Mocatta,
                   Fleet,  Credit Suisse,  Deutsche Bank, the holders of
                   the  Registrant's  Senior Notes due 1998, the holders
                   of the Registrant's 2002 Notes and Chemical Bank

10.35              Fourth  Amendment to  Assignment  of  Trademarks  and  Incorporated  by reference to Exhibit 10.55
                   Service Marks as collateral  dated as of September 1,  to the 1994 Form 10-K
                   1994 between the  Registrant  and RIHT,  individually
                   and as agent

10.36              Third  Amendment to Amended and Restated  Consignment  Incorporated  by reference to Exhibit 10.56
                   Agreement  dated as of  September 1, 1994 between the  to the 1994 Form 10-K
                   Registrant and RIHT


10.37              Fourth Amendment to Amended and Restated Consignment   Incorporated by reference to Exhibit  10.51 to
                   Agreement dated as of November 22, 1994 between the    the Company's Transition Report on Form
                   Registrant and RIHT                                    10-K for the transition period ended
                                                                          January  28, 1995 (the "1995 Form 10-K")

10.38              Contract  of  Sale  dated  as of  November  28,  1994  Incorporated  by reference to Exhibit 10.52
                   between Michael Anthony Company and the Registrant     to the Company's 1995 Form 10-K

10.39              Note  Purchase  Agreement  dated as of  February  15,  Incorporated  by reference to Exhibit 10.53
                   1995,  among the  Registrant  and the  holders of the  to the Company's 1995 Form 10-K
                   Registrant's Senior Notes due 2004 (the "2004 Notes")

10.40              Security  Agreement,  dated as of February  15, 1995,  Incorporated  by reference to Exhibit 10.54 among  the  Registrant  and the  holders  of the 2004  to the Company's 1995 Form 10-K
                   Notes

10.41              $5,000,000  Senior Note due 2004 of the Registrant in  Incorporated  by reference to Exhibit 10.55
                   favor of Northern Life Insurance Company.              to the Company's 1995 Form 10-K

10.42              $1,000,000  Senior Note due 2004 of the Registrant in  Incorporated  by reference to Exhibit 10.56 favor of Northwestern National Life Insurance Company  to the Company's 1995 Form 10-K

10.43              Third  Amendment  to Amended  and  Restated  Security  Incorporated  by reference to Exhibit 10.57
                   Agreement  dated as of  February  15,  1995 among the  to the Company's 1995 Form 10-K
                   Registrant,  RIHT,  individually  and as agent,  ABN,
                   Mocatta, Fleet, Credit Suisse and Deutsche Bank

10.44              Fourth    Amendment    to   Amended   and    Restated  Incorporated  by reference to Exhibit 10.58
                   Intercreditor  Agreement  dated  as of  February  15,  to the Company's 1995 Form 10-K
                   1995  among  the  Registrant,   RIHT,  ABN,  Mocatta,
                   Fleet,  Credit Suisse,  Deutsche Bank, the holders of
                   the  Registrant's  Senior Notes due 1998, the holders
                   of the  Registrant's  2002 Notes,  the holders of the
                   Registrant's 2004 Notes and Chemical Bank

10.45       Fifth  Amendment to Amended and Restated  Consignment  Incorporated  by reference to Exhibit 10.59
            Agreement  dated as of February  15, 1995 between the  to the Company's 1995 Form 10-K
            Registrant and RIHT

10.46       Amended  Security  Agreement  dated as of  March  29,  Incorporated  by reference to Exhibit 10.61
            1995 between the Registrant and Chemical Bank          to the Company's 1995 Form 10-K

10.47       Lease dated as of May 1, 1995 between the  Registrant  Incorporated  by reference to Exhibit 10 to
            and Michael Anthony Company                            the  Company's  Quarterly  Report  on  Form
                                                                   10-Q for the quarter ended April 29, 1995

10.48       Loan  Agreement  dated  October 6, 1995 between First  Incorporated  by  reference to Exhibit 10.1
            Fidelity   Bank,    National    Association   ("First  to the Company's  Quarterly  Report on Form
            Fidelity") and Registrant                              10-Q  for the  quarter  ended  October  28,
                                                                   1995 (the "October 1995 Form 10-Q")

10.49       Mortgage  Note  in  principal  amount  of  $2,500,000  Incorporated  by  reference to Exhibit 10.2 dated  October 6, 1995 issued by  Registrant in favor  to the October 1995 Form 10-Q of First Fidelity

10.50       Mortgage  and  Security  Agreement  dated  October 6,  Incorporated  by  reference to Exhibit 10.3
            1995 by Registrant for the benefit of First Fidelity   to the October 1995 Form 10-Q

10.51       Consignment  Agreement dated October 20, 1995 between  Incorporated  by  reference to Exhibit 10.4
            Registrant and Union Bank of Switzerland ("UBS")       to the October 1995 Form 10-Q

10.52       Fourth  Amendment  to Amended and  Restated  Security  Incorporated  by  reference to Exhibit 10.5
            Agreement  dated  October 20, 1995 among  Registrant,  to the October 1995 Form 10-Q
            UBS and Registrant's other gold lenders.

10.53       Fifth  Amendment  to Amended  and  Restated  Security  Incorporated  by  reference to Exhibit 10.6
            Agreement  dated  October 20, 1995 among  Registrant,  to the October 1995 Form 10-Q
            UBS and Registrant's other lenders.

10.54         Fifth  Amendment  to  Assignment  of  Trademarks  and  Incorporated  by  reference to Exhibit 10.7
              Service   Marks   dated   October   20,   1995  among  to the October 1995 Form 10-Q
              Registrant, UBS and Registrant's other lenders

10.55         Seventh    Amendment    to   Amended   and   Restated  Incorporated  by  reference to Exhibit 10.8
              Consignment  Agreement dated October 20, 1995 between  to the October 1995 Form 10-Q
              Registrant  and Rhode Island  Hospital Trust National
              Bank

10.56         Assignment  of   Trademarks   and  Service  Marks  as  Filed as an  Exhibit  to this  Form 10-K on
              Collateral,  dated July 12, 1990,  between Registrant  page 58
              and  Rhode  Island   Hospital  Trust  National  Bank,
              individually and as agent

10.57         First  Amendment  to  Assignment  of  Trademarks  and  Filed as an  Exhibit  to this  Form 10-K on
              Service  Marks  as  Collateral  dated  as of  June 5,  page 62
              1992,  between  Registrant and Rhode Island  Hospital
              Trust National Bank, individually and as agent

10.58         Promissory  Note of the Registrant  dated February 1,  Filed as an  Exhibit  to this  Form 10-K on
              1996 in favor of Chemical Bank                         page 66

10.59         Deferred Compensation Plan dated as of March 4, 1996   Filed as an  Exhibit  to this  Form 10-K on
                                                                     page 73

21            Subsidiaries of the Registrant                         Filed as an  Exhibit  to this  Form 10-K on
                                                                     page 87

27            Financial Data Schedule                                Filed as an  Exhibit  to this  Form 10-K on
                                                                          page 88


     REPORT ON FORM 8-K
     ------------------

       (b)      Not applicable

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MICHAEL ANTHONY JEWELERS, INC.

                                   By:    /s/ Michael Paolercio
                                      ----------------------------------------
                                         Michael W. Paolercio, Co-Chairman of
                                         the Board and Chief Executive Officer

                                         Date: April 25, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

              SIGNATURE                                  TITLE                               DATE
              ---------                                  -----                               ----
/s/ Michael Paolercio                         Co-Chairman of the Board                   April 25, 1995
(Michael W. Paolercio)                        and Chief Executive Officer
                                              (Pricnipal Execuitve Officer)

/s/ Anthony Paolercio                         Co-Chairman of the Board                   April 25, 1996
(Anthony Paolercio, Jr.)                      and Executive Vice President

/s/ Fredric R. Wasserspring                   President, Chief Operating                 April 25, 1996
(Fredric R. Wasserspring)                     Officer and Director

/s/ Allan Corn                                Chief Financial Officer,                   April 25, 1996
(Allan Corn)                                  Senior Vice President
                                              and Director (Principal
                                              Accounting Officer)

/s/ Michael A. Paolercio                      Senior Vice President,                     April 25, 1996
(Michael Anthony Paolercio)                   Treasurer and Director

/s/ Michael K.L. Wager                        Director                                   April 25, 1996
(Michael K.L. Wager)

/s/ David Harris                              Director                                   April 25, 1996
(David Harris)

/s/ Donald Miller                             Director                                   April 25, 1996
(Donald Miller)


INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Michael Anthony Jewelers, Inc.
Mount Vernon, New York

We have audited the accompanying consolidated balance sheets of Michael Anthony Jewelers, Inc. and subsidiaries as of January 27, 1996 and January 28, 1995 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended January 27, 1996, for the seven-month period ended January 28, 1995, and for each of the two years in the period ended June 30, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Michael Anthony Jewelers, Inc. and subsidiaries as of January 27, 1996 and January 28, 1995, and the results of their operations and their cash flows for the year ended January 27, 1996, for the seven-month period ended January 28, 1995 and for each of the two years in the period ended June 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Parsippany, New Jersey
April 12, 1996

                         MICHAEL ANTHONY JEWELERS, INC
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                ASSETS                                                           January 27,        January 28
                ------                                                             1996                1995
                                                                               ------------         ---------
CURRENT ASSETS:
     Cash and equivalents                                                          $ 6,673            $ 5,815
     Accounts receivable:
        Trade (less allowances of $1,575 and $1,400, respectively)                  30,062             26,671
        Other                                                                           47                150
     Inventories                                                                    19,698             20,150
     Prepaid expenses and other current assets                                       1,169                659
     Deferred taxes                                                                    855                651
                                                                               -----------          ---------

          Total current assets                                                      58,504             54,096

PROPERTY, PLANT AND EQUIPMENT - net                                                 18,125             16,281
INTANGIBLES - net                                                                      998                705
OTHER ASSETS                                                                         1,019                957
                                                                               -----------          ---------
                                                                                   $78,646            $72,039
                                                                               ===========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
     Accounts payable - trade                                                      $ 4,575            $ 4,989
     Current portion of long-term debt
        and lease liability                                                          3,272              2,680
     Accrued expenses                                                                3,980              3,255
     Taxes payable                                                                     541                394
                                                                               -----------          ---------

          Total current liabilities                                                 12,368             11,318
                                                                               -----------          ---------

LONG-TERM DEBT                                                                      18,401             12,528
                                                                               -----------          ---------
CAPITAL LEASE LIABILITY                                                                791                754
                                                                               -----------          ---------
DEFERRED TAXES                                                                       1,038                994
                                                                               -----------          ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock - par value $1.00 per share;
         1,000,000 shares authorized; none issued                                        -                  -
     Common stock - par value $.001 per share;
         20,000,000 shares authorized; 9,239,000
         shares issued and outstanding as of January 27,
         1996, and January 28, 1995, respectively                                        9                  9
     Additional paid-in capital                                                     35,170             35,170
     Retained earnings                                                              14,306             13,578
     Treasury stock, 965,200 and 577,700 shares as of
         January 27, 1996 and January 28, 1995,
         respectively                                                               (3,437)            (2,312)
                                                                               -----------          ---------

               Total stockholders' equity                                           46,048             46,445
                                                                               -----------          ---------

                                                                                   $78,646            $72,039
                                                                               ===========          =========

The accompanying notes are an integral part of these consolidated financial statements.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                           Seven Months
                                                           Year Ended         Ended            Year Ended June 30,
                                                           January 27,      January 28,      ----------------------
                                                             1996              1995              1994         1993
                                                          -----------      ----------        ----------   -----------
NET SALES                                                   $145,257         $ 93,321         $142,787     $119,615

COST OF GOODS SOLD                                           121,195           76,782          114,151       97,509
                                                            --------         --------         --------     --------

          GROSS PROFIT ON SALES                               24,062           16,539           28,636       22,106

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                    19,455           12,628           17,887       17,148
                                                            --------         --------         --------     --------

          OPERATING INCOME                                     4,607            3,911           10,749        4,958
                                                            --------         --------         --------     --------

OTHER INCOME (EXPENSES):
     Gold consignment fee                                     (2,006)          (1,031)          (1,487)      (1,313)
     Interest expense                                         (1,829)            (999)          (1,670)      (1,753)
     Interest income                                             359              100              426          385
     Other income                                                 83               17              138          258
                                                            --------         --------         --------     --------

         Total other income (expenses)                        (3,393)          (1,913)          (2,593)      (2,423)
                                                            --------         --------         --------     --------

INCOME BEFORE INCOME TAXES                                     1,214            1,998            8,156        2,535

INCOME TAX PROVISION                                             486              774            3,176          964
                                                            --------         --------         --------     --------

          NET INCOME                                        $    728         $  1,224         $  4,980     $  1,571
                                                            ========         ========         ========     ========

EARNINGS PER SHARE                                          $    .09         $    .14         $    .63     $    .23
                                                            ========         ========         ========     ========

WEIGHTED AVERAGE NUMBER OF SHARES                              8,475            8,749            7,945        6,916
                                                            ========         ========         ========     ========





The accompanying notes are an integral part of these consolidated financial statements.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                 Common Stock       Additional                                Treasury Stock
                               ----------------      Paid-In      Retained      Deferred    -------------------
                              Shares     Dollars     Capital      Earnings    Compensation  Shares      Dollars       Total
                              ------     -------    ----------    --------    ------------  ------     --------      --------
 Balance -June 30, 1992       7,320      $     7     $22,028      $ 5,803     $  (1,544)      (40)       $  (157)    $ 26,137
 Purchase of treasury             -            -           -            -             -      (424)        (1,682)      (1,682)
 stock
 Amortization of deferred
    compensation                  -            -           -            -         1,344         -              -        1,344
 Deferred compensation
    forfeited                     -            -           -            -           200       (50)          (200)           -

 Cancellation of shares         (50)           -        (200)           -             -        50            200            -
 Exercise of stock
   options (including
   related income tax           230            1       1,031            -             -         -              -        1,032
   benefit)
 Net income                       -            -           -        1,571             -         -              -        1,571
                              -----      -------    --------      -------     ----------    -----      ---------     --------

 Balance - June 30, 1993      7,500            8      22,859        7,374              -     (464)        (1,839)      28,402
 Exercise of stock
   options (including
   related income tax
   benefit)                     113            -         547            -              -        -              -          547


 Public stock offering (net
   of underwriters'
   discounts and offering
   costs of $1,182)           1,608            1      11,678            -              -        -              -       11,679
 Net income                       -            -           -        4,980              -        -              -        4,980
                              -----      -------    --------      -------     ----------    -----      ---------     --------
 Balance - June 30, 1994      9,221            9      35,084       12,354              -     (464)        (1,839)      45,608
 Exercise of stock
   options (including
   related income tax
   benefit)                      18            -          86            -              -        -              -           86

 Purchase of treasury stock       -           -            -            -              -     (114)          (473)        (473)

 Net income                       -           -            -        1,224              -        -              -        1,224
                              -----      ------     --------      -------     ----------    -----      ---------     --------
 Balance - January 28,
   1995                       9,239           9       35,170       13,578              -     (578)        (2,312)      46,445

 Purchase of treasury stock       -           -            -            -              -     (387)        (1,125)      (1,125)

 Net income                       -           -            -          728              -        -              -          728
                              -----      ------     --------      -------     ----------    -----      ---------     --------

 Balance - January 27, 1996   9,239      $    9      $35,170      $14,306     $        -     (965)       $(3,437)     $46,048
                              =====      ======     ========      =======     ==========    =====      =========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                           Seven Months
                                                          Year Ended           Ended        Year Ended June 30,
                                                          January 27,       January 28,    ---------------------
                                                               1996            1995          1994         1993
                                                         -----------       -----------     ---------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $    728          $1,224         $4,980      $1,571
   Adjustments to reconcile net income to net cash
     provided by/(used in) operating activities:
            Depreciation and amortization                      4,009           1,948          2,802       3,175
            Provision for accounts receivable                    247             211            (70)        577
            Provision for sales returns                          200             369         (1,098)        214
            Deferred tax benefit                                (160)            (70)           (41)       (929)
            Loss on disposal of property, plant
              and equipment                                       48               -              -           -
            Provision for deferred compensation                    -               -              -       1,344
   (Increase)/decrease in operating assets:
            Accounts receivable                               (3,735)         (1,606)       (11,480)        352
            Inventories                                          452            (159)        (3,576)     (4,982)
            Prepaid expenses and other current assets           (593)            422           (164)       (309)
            Other assets                                        (833)           (451)           (74)        151
   Increase/(decrease) in operating liabilities:
            Accounts payable                                    (414)            (48)           696          (6)
            Accrued expenses                                     725             656            219         435
            Taxes payable                                        147              42            311        (179)
                                                           ---------         -------         ------    --------

                 Net cash provided by/(used in)
                   operating activities                          821           2,538         (7,495)      1,414
                                                           ---------          ------         ------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                  (4,616)         (5,675)        (3,046)     (2,593)
   Purchase of marketable securities                               -                -        (3,870)    (33,809)
   Sale of marketable securities                                   -           1,869          5,124      42,777
                                                           ---------          ------         ------    --------

                 Net cash (used in)/provided by
                      investing activities                    (4,616)         (3,806)        (1,792)      6,375
                                                           ---------          ------         ------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt
     and capital lease liabilities                            (2,722)           (171)        (2,613)     (1,349)
   Proceeds from mortgage                                      2,500               -              -           -
   Borrowings of long-term debt                                6,000               -              -           -
   Purchase of treasury stock                                 (1,125)           (125)             -      (1,682)
   Proceeds from stock issuance
     including related income tax benefit                          -              86            547       1,031
   Proceeds from public offering                                   -               -         11,679           -
                                                           ---------        --------         ------    --------

                 Net cash provided by/(used in)
                   financing activities                        4,653            (210)         9,613      (2,000)
                                                           ---------         -------         ------    --------

NET INCREASE/(DECREASE) IN CASH                                  858          (1,478)           326       5,789

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                    5,815           7,293          6,967       1,178
                                                           ---------          ------         ------    --------

CASH AND EQUIVALENTS AT END OF PERIOD                         $6,673          $5,815         $7,293      $6,967
                                                             =======          ======         ======    ========




The accompanying notes are an integral part of these consolidated financial statements.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                          Seven Months

                                                            Year Ended         Ended
                                                            January 27,     January 28,        Year Ended June 30,
                                                                                             ------------------------
                                                               1996             1995            1994           1993
                                                            -----------      ---------       ---------      ---------
SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING ACTIVITIES:

   Liability incurred for acquisition of
     equipment                                                 $   200          $  307        $    -       $  325
   Capital lease obligations                                       524               -        $    -       $  414

SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING ACTIVITIES:

   Purchase of treasury stock                                  $     -          $  348        $    -       $    -
   Deferred compensation forfeited                             $     -          $    -        $    -       $  200
   Cancellation of common stock                                $     -          $    -        $    -       $  200

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

   Cash paid during the year for:
     Interest and gold consignment fees                       $  3,701          $1,929        $3,101       $3,149
     Income taxes                                             $    475          $  789        $2,790       $2,061





The accompanying notes are an integral part of these consolidated financial statements.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------------------------------------------

    Nature of Operations
    --------------------

    Michael Anthony Jewelers, Inc. ("the Company") and its subsidiaries is a marketer and manufacturer of more than 8,000 styles of handcrafted gold jewelry. The Company's customers include discount stores, jewelry chain stores, department stores, catalogue retailers, television shopping networks and wholesalers. The Company's products are sold in over 20,000 retail locations nationwide.

    Basis of Consolidation
    ----------------------

    The accompanying consolidated financial statements include the accounts of Michael Anthony Jewelers, Inc. and its subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated.

    The Company changed its fiscal year end from June 30 to the last Saturday in January, effective for the seven months ended January 28, 1995 (the "Transition Period").

    Selected Financial Data for the Twelve Months Ended January 28, 1995:
    --------------------------------------------------------------------

    The following sets forth unaudited financial data for the twelve months ended January 28, 1995, the comparable prior year to the year ended January 27, 1996 (in thousands):

            Net sales                                           $149,583
            Operating income                                       7,484
            Income before income taxes                             4,695
            Provision for income taxes                             1,717
            Net income                                             2,978


    Inventories and Cost of Goods Sold
    ----------------------------------

    Inventories are valued at lower of cost (first-in first-out method) or market.

    The Company satisfies a majority of its gold supply needs through gold consignment agreements with financial institutions that lease gold to the Company ("gold lenders"), whereby the gold lenders have agreed to consign fine gold to the Company (see Note 4). In accordance with the terms of the agreements, the Company has the option of repaying the gold lenders in an equivalent number of ounces of fine gold or cash based upon the then quoted market price of gold.

    The principal component of cost of goods sold is the cost of the gold bullion and other raw materials used in the production of the Company's jewelry. Other components of cost of goods sold include direct costs incurred by the Company in its manufacturing operations, depreciation, freight and insurance.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------------------------------------------
    (Continued)

    Property, Plant and Equipment
    -----------------------------

    Property, plant and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, five to fifteen years for machinery and equipment and thirty years for building. Leasehold improvements are amortized over the lesser of the estimated life of the asset or the lease.

    Intangibles
    -----------

    Intangible assets (net of accumulated amortization of $1,002,000 and $795,000 as of January 27, 1996 and January 28, 1995, respectively) consist of patents which are amortized on a straight-line basis over the lives of the patents, approximately 14 years, and a covenant-not-to-compete which is amortized on a straight-line basis over the life of the covenant of five years.

    Revenue Recognition
    -------------------

    Revenue from sales to customers (other than consignment) is recognized at the time the merchandise is shipped. Merchandise sold under consignment arrangements between the Company and certain customers is not recognized as revenue by the Company until the products are sold by the consignee. In certain cases, the Company accepts payment for merchandise in either cash or gold. Additionally, the Company enters into arrangements for certain customers of its rope chain and tubing products whereby the gold value of the finished product is transferred in the form of fine gold ounces from the customer to the Company. The value of the finished product that exceeds the gold content value is recovered as revenue and the related cost to manufacture is recorded as an expense ("tolling arrangements").

    Allowance for Sales Returns
    ---------------------------

    The Company reduces gross sales by the amount of discounts and returns to determine net sales. Each month the Company estimates a reserve for returns based on historical experience and the amount of gross sales. The reserve is adjusted periodically to reflect the Company's actual return experience.

    Catalog Costs
    -------------

    Catalog costs are charged to expense as incurred, the only exception being major catalog revisions. At January 27, 1996, in connection with a significant catalog revision, approximately $250,000 had been capitalized and will be amortized over the units of catalogs shipped, up to a maximum of two years. Since the catalog distribution will commence subsequent to January 27, 1996, there was no amortization for the year ended January 27, 1996 pertaining to this revision. Included in the statements of operations is $82,000, $90,000 and $257,000 of amortization expense for the year ended January 27, 1996, the seven month period ended January 28, 1995, and the year ended June 30, 1994, respectively, related to a 1993 catalog revision.

    Cash Equivalents
    ----------------

    Highly liquid investments with maturities of three months or less at the date of acquisition are classified as cash equivalents.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------------------------------------------
    (Continued)

    Financial Instruments
    ---------------------

    The Company utilizes derivative financial instruments, including commodity futures, forwards and options on futures, to limit its exposure to fluctuations in the price of gold. The Company does not hold or issue such instruments for trading purposes. Gains and losses on all instruments are included in the determination of income currently as a component of cost of goods sold. There were no significant derivative financial instruments outstanding at January 27, 1996 or January 28, 1995. The company's exposure to market risk related to the derivative financial instruments is limited to fluctuations in the price of gold. The Company is also exposed to credit loss in the event of nonperformance by the counterparties to the instruments; however, the risk of credit loss is not significant.

    Earnings Per Share
    ------------------

    Earnings per share for all periods presented were computed on a primary basis using the weighted average number of common shares outstanding. Options and warrants outstanding were not materially dilutive.

    New Accounting Standard
    -----------------------

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for nonemployee transactions no later than after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

    Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employees stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting.

    The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Adoption of the new standard will have no effect on the Company's cash flows.

    Use of Estimates
    ----------------

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------------------------------------------
    (Continued)

    Reclassifications
    -----------------

    Certain reclassifications were made to the prior year's financial statements to conform to the current year's presentation.

2.  INVENTORIES
    -----------

    Inventories consist of:

                                                                       January 27,     January 28,
                                                                          1996            1995
                                                                       ---------       ---------
                                                                             (In thousands)
    Finished goods                                                       $56,621         $60,411
    Work in process                                                       15,240          21,807
    Raw materials                                                          8,537          10,868
                                                                        --------        --------
                                                                          80,398          93,086
    Less:
      Consigned gold                                                      60,700          72,936
                                                                        --------        --------
                                                                         $19,698         $20,150
                                                                         =======         =======

    At January 27, 1996 and January 28, 1995 inventories excluded approximately 149,300 and 192,700 ounces of gold on consignment, respectively.

3.  PROPERTY, PLANT AND EQUIPMENT
    -----------------------------

    Property, plant and equipment consist of the following:

                                                                       January 27,      January 28,
                                                                          1996              1995
                                                                       ----------       -----------
                                                                             (In thousands)
    Machinery and equipment                                              $27,118           $23,718
    Leasehold improvements                                                 3,781             3,079
    Building                                                               2,711             2,087
    Land                                                                   1,070               545
                                                                       ---------          --------
                                                                          34,680            29,429
    Less: Accumulated depreciation
            and amortization                                              16,555            13,148
                                                                        --------           -------

                                                                         $18,125           $16,281
                                                                         =======           =======

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  GOLD CONSIGNMENT AGREEMENTS
    ---------------------------

    The Company has gold consignment agreements with gold lenders. During the year ended January 27, 1996, the Company entered into a consignment agreement with a new gold lender. In connection with the new consignment agreement, the Company amended its existing consignment agreements with the other gold lenders. Under the terms of the agreements, the Company is entitled to lease the lesser of an aggregate amount of 250,000 ounces, or an aggregate consigned gold value not to exceed $106,215,000. The consigned gold is secured by certain property of the Company including its inventory and equipment. Title to such consigned gold remains with the gold lenders until the Company purchases the gold. However, during the period of consignment, the entire risk of physical loss, damage or destruction of the gold is borne by the Company. The purchase price per ounce is based on the daily Second London Gold Fix. The Company pays the gold consignors a consignment fee based on the dollar value of gold ounces outstanding, as defined in the agreements.

    The consignment agreements are terminable by the Company or the respective gold lenders upon 30 days notice. If any gold lender were to terminate its existing gold consignment agreement, the Company does not believe it would experience an interruption of its gold supply that would materially adversely affect its business. The Company believes that other consignors would be willing to enter into similar arrangements if any gold lender terminates its relationship with the Company.

    The consignment agreements contain certain restrictive covenants relating to maximum usage, net worth, working capital, and other financial ratios and each of the agreements require the Company to own a specific amount of gold at all times. As of January 27, 1996, the Company was in compliance with these covenants and the Company's owned gold inventory was valued at approximately $7,015,000.


5.  ACCRUED EXPENSES
    ----------------

    Accrued expenses consist of the following:

                                                               January 27,     January 28,
                                                                 1996             1995
                                                              ---------        ---------
                                                                      (In thousands)
         Accrued advertising                                    $2,321            $1,539
         Accrued payroll expenses                                  654               664
         Accrued interest                                          643               541
         Customer deposits payable                                  86               340
         Other accrued expenses                                    276               171
                                                                ------            ------

                                                                $3,980            $3,255
                                                                ======            ======

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCAL STATEMENTS

6.  LONG-TERM DEBT
    --------------

    Long-term debt consists of the following:

                                                                              January 27,    January 28,
                                                                                1996           1995
                                                                              --------       ----------
                                                                                     (In thousands)
    Notes payable - insurance companies,
    interest at 10.5% payable quarterly,
    principal payable in annual installments
    of $1,500,000 to $1,750,000 through
    January 31, 1998                                                            $4,750          $ 6,000

    Notes payable - insurance companies,
    interest at 8.61% payable semi-annually,
    principal payable in annual installments of
    $1,111,000 through May 15, 2002                                              7,778            8,889

    Notes payable - insurance companies,
    interest at 1.5% above the London Interbank
    Offered Rate, adjusted and payable quarterly
    (7.38% as of January 27, 1996), principal payable
    in annual installments of $1,000,000 commencing
    May 1999 through May 15, 2004                                                6,000                -

    Mortgage payable - interest at 8%, interest and
    principal of $24,000 payable monthly over a
    ten-year term through October 2005                                           2,478                -

    Promissory notes - interest at 6% payable annually,
    principal payable in annual installments of $100,000
    through February 1997                                                          200                -
                                                                              --------          -------
                                                                                21,206           14,889
    Less: current portion                                                        2,805            2,361
                                                                              --------          -------

                                                                               $18,401          $12,528
                                                                              ========          =======

The notes payable are secured by the Company's accounts receivable, machinery and equipment, inventory (secondary lien to the gold lenders) and proceeds. The mortgage payable is secured by the Company's corporate headquarters building and land, having a net book value of approximately $4,521,000 at January 27, 1996, and certain equipment therein.

The note purchase agreements contain certain restrictive financial covenants and limit the payment of dividends. Although the Company does not expect to pay dividends in the near future, approximately $4,239,000 would have been available for payment at January 27, 1996. Additionally, the mortgage agreement contains certain restrictive financial covenants. At January 27, 1996 the Company was in compliance with the covenants under the note agreements and mortgage agreement.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  LONG-TERM DEBT (Continued)
    --------------

    Maturities of long-term debt as of January 27, 1996 are as follows (in thousands):

     Year Ending January
     ------------------
              1997                                                             $ 2,805
              1998                                                               2,813
              1999                                                               2,971
              2000                                                               2,230
              2001                                                               2,240
           Thereafter                                                            8,147
                                                                              --------

                                                                               $21,206
                                                                               =======

7.  LINE OF CREDIT
    --------------

    At January 27, 1996, the Company had a $15,000,000 line of credit agreement with no borrowings outstanding. The line of credit is secured by certain assets of the Company, including accounts receivable and inventory. Borrowings under the facility bear interest at the bank's prime rate. The line of credit expires on July 31, 1996, subject to annual renewal. Management believes that the line of credit will be renewed; however, if the current lender decides not to renew the line, the Company believes that other lenders would be willing to enter into a similar arrangement.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS
    -----------------------------------

    The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                                              January 27,  1996
                                                                     ---------------------------------
                                                                      Carrying               Fair
                                                                       Value                 Value
                                                                     ---------               -----
                                                                           (In thousands)
    Notes with insurance companies:
           10.5% notes payable                                            $4,750            $4,887
           8.61% notes payable                                             7,778             7,909
           1995 notes payable                                              6,000             6,000

    Mortgage payable                                                      $2,478            $2,478
    Promissory notes                                                        $200              $200

 The fair values of the 10.5% and 8.61% notes payable were based on current rates available to the Company for debt with similar remaining maturities.
 The fair values of the 1995 notes payable, the mortgage payable and the promissory notes were assumed to reasonably approximate their carrying amounts since these instruments have been recently issued, contain variable interest rates, or have short maturities.

 The Company believes the carrying amount of the following financial instruments is equal to their fair value, due to their short period of maturity: cash, accounts receivable, accounts payable and accrued expenses. The Second London Gold Fix is used daily to value the ounces of gold and as such the carrying value of inventory approximates fair value.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  INCOME TAXES
    ------------

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and for income tax purposes.

    Income tax provision/(benefit) consists of the following:


                                                       Transition Period
                                         Year Ended         Ended             Year Ended June 30,
                                        January 27,       January 28,       -----------------------
                                            1996              1995           1994             1993
                                         -----------         ------         ------           ------
                                                                (In thousands)
 Current:
    Federal                                  $565             $676           $2,532           $1,679
    State and local                            81              168              685              214
                                           ------             ----          -------          -------

                                              646              844            3,217            1,893
 Deferred income tax                         (160)             (70)             (41)            (929)
                                           ------           ------          -------           ------

                    Total                  $  486            $ 774           $3,176           $  964
                                           ======            =====           ======           ======

 The following is a reconciliation of the federal statutory rate to the effective tax rate:


                                                       Transition Period
                                          Year Ended         Ended             Year Ended June 30,
                                          January 27,     January 28,         ----------------------
                                              1996            1995              1994           1993
                                          ----------        -------           -------         ------
    Statutory tax rate                      34.0%            34.0%            34.0%            34.0%
    State and local taxes,
      net of federal benefit                 5.0              5.5              5.5              2.6(a)
    Federal tax on state
      income tax refund                        -                -                -              1.9
    Other                                    1.0             (0.8)            (0.6)            (0.5)
                                           -----            ------            ----            -----

                                            40.0%            38.7%            38.9%            38.0%
                                           =====            =====             ====            =====

(a)     For the year ended June 30, 1993, "state and local taxes" include a benefit of $144,000 related to the settlement of a state audit on prior years tax returns.


                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  INCOME TAXES (Continued)
    ------------

    The tax effects of significant items comprising the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                     January 27,      January 28,
                                                                         1996           1995
                                                                     -----------      -----------
    Non-current deferred tax liabilities:
       Difference between book and tax
          depreciation methods                                          $1,038           $994
                                                                        ------           ----

    Current deferred tax assets:
       Reserves for sales returns and
           doubtful accounts                                               608            542
       Inventory reserve                                                   181             -
       Other                                                                66            109
                                                                        ------          -----

                                                                           855            651
                                                                         -----          -----

       Net deferred tax liabilities                                       $183           $343
                                                                        ======           ====

10. RELATED PARTY TRANSACTIONS
    --------------------------

    In May 1991, the Company entered into two lease agreements with MacQuesten Realty Company ("MRC"), a partnership consisting of certain stockholders of the Company. Pursuant to the agreements, the Company agreed to rent the manufacturing and distributing facilities from MRC for a period of ten years, at an average annual rental of $478,000, plus real estate taxes and other occupancy costs.

    On December 1, 1994, under the terms of a Contract of Sale dated November 28, 1994, the Company acquired its corporate headquarters premises from MRC for $2,490,000. The Company funded the acquisition with cash from its operations and subsequently financed the purchase with a mortgage loan from a bank.

    In May 1995, the Company entered into another lease agreement with MRC. Pursuant to the agreement, the Company agreed to rent a manufacturing facility from MRC for a period of six years, at an average annual rental of $128,000, plus real estate taxes and other occupancy costs.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   LEASES AND COMMITMENTS
      ----------------------

      (a)  Leases

      The Company conducts its operations from leased manufacturing and distribution facilities. In addition to rent, the Company pays property taxes, insurance and certain other expenses relating to leased facilities and equipment. The Company also leases machinery and equipment.

       The following is a schedule of net minimum lease payments owed under capital and operating leases as of January 27, 1996:

                 Year Ending                           Capital            Operating
                  January                               Leases             Leases
                 ---------                             --------           -------
                                                              (In thousands)
                  1997                                   $538               $601
                  1998                                    489                632
                  1999                                    238                642
                  2000                                    111                673
                  2001                                      9                505
                                                       ------             ------

                  Minimum lease payments:               1,385             $3,053
                                                                          ======
                  Less:  Interest                         127
                                                        -----

                     Present value of net
                     minimum lease payments             1,258
                  Less: current portion                   467
                                                        -----


                                                         $791
                                                        =====

       The majority of the payments set forth above for operating leases are to MacQuesten Realty Company.

       The interest rates applicable to the capital leases range from 4.84% - 8.18%. Included in property, plant and equipment as of January 27, 1996, are capitalized assets with a carrying value of $842,000. Total capitalized lease amortization expense was $246,000, $126,000, $263,000 and $384,000 for the year ended January 27, 1996, the Transition Period and for the years ended June 30, 1994 and 1993, respectively.

       Rent expense for the year ended January 27, 1996, the Transition Period and for the years ended June 30, 1994 and 1993, respectively, amounted to $563,000, $420,000, $876,000 and $806,000, respectively, principally for manufacturing and distribution facilities.

       (b) The Company has a severance agreement with one executive. Pursuant to the terms of the agreement, severance payments will be determined by length of service.

       (c) The Company's product line includes licensed goods manufactured pursuant to two or three year agreements with licensors. Royalty fees range from 6% to 12% of net sales of these products, or a minimum guarantee, whichever is greater. The Company records the related expense over the units sold.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    LEASES AND COMMITMENTS (Continued)
       ----------------------

       As of January 27, 1996, the future guaranteed royalty commitments are as follows:

                                                                         Guaranteed
                         Year Ending                                      Royalty
                           January                                       Commitments
                          -----------                                    -----------
                                                                       (In thousands)
                             1997                                             $299
                             1998                                               60
                                                                               ---
                                                                              $359
                                                                              ====

12.    STOCK PLANS
       -----------

       INCENTIVE STOCK OPTION PLANS

       (1) During July 1986, the Company adopted the 1986 Incentive Stock Option Plan. The Plan, as amended, permits the granting of incentive stock options and non-qualified stock options to employees for the purchase of up to an aggregate of 500,000 shares of common stock. The option term is for a period not to exceed ten years from the date of grant. At January 27, 1996, all shares reserved under the plan had been granted.

       The changes in the number of shares under option and the option price per share are as follows:

       1986 Incentive Stock Option Plan
       --------------------------------

             Outstanding and exercisable, June 30, 1992                 476,530          $3.50 - $4.50

             Lapsed                                                     (50,933)         $3.50 - $4.50
             Exercised                                                 (225,164)         $3.50 - $4.00
                                                                       --------

             Outstanding and exercisable, June 30, 1993                 200,433          $3.50 - $4.00

             Lapsed                                                      (2,800)         $3.50
             Exercised                                                 (103,133)         $3.50 - $4.00
                                                                       --------

             Outstanding and exercisable, June 30, 1994                  94,500          $3.50 - $4.00

             Exercised                                                   (3,000)         $3.625
                                                                         ------

             Outstanding and exercisable, January 28, 1995               91,500          $3.50 - $4.00

             Lapsed                                                     (37,000)         $3.50 - $4.00
                                                                        -------

             Outstanding and exercisable, January 27, 1996               54,500          $3.625
                                                                       ========

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    STOCK PLANS (Continued)
       -----------

       (2) During the year ended June 30, 1994, the Company adopted the 1993 Long-Term Incentive Plan and the 1993 Non-Employee Directors' Stock Option Plan. The Plans permit the granting of incentive stock options and non-qualified stock options to employees and non- employee directors for the purchase of up to an aggregate of 1,000,000 and 250,000 shares of common stock, respectively. The option term is for a period not to exceed five years from the date of grant.

       Long-Term Incentive Plan
       ------------------------

             Outstanding at June 30, 1993                                    -

             Granted                                                   242,500           $4.125 - $7.75
                                                                       -------
             Outstanding at June 30, 1994                              242,500           $4.125 - $7.75

             Granted                                                    93,000           $4.125 - $7.75
             Exercised                                                 (15,000)          $4.125
                                                                      --------

             Outstanding at January 28, 1995                           320,500           $4.125 - $7.75

             Lapsed                                                    (27,000)          $4.125 - $6.125
             Granted                                                   371,400           $2.625 - $3.23
                                                                       -------

             Outstanding at January 27, 1996                           664,900           $2.625 - $7.75
                                                                       =======

       Options exercisable at January 27, 1996 were for 166,347 shares of common stock at a price between $4.125 - $7.75 a share. At January 27, 1996, shares for future option grants totalling 320,100 were available under the plan.

       Non-Employee Directors' Stock Option Plan

             Outstanding at June 30, 1993                                    -

             Granted                                                    25,000           $4.187 - $8.00
                                                                        ------

             Outstanding at June 30, 1994                               25,000           $4.187 - $8.00

             Granted                                                    10,000           $6.625
                                                                        ------

             Outstanding at January 28, 1995                            35,000           $4.187 - $8.00

             Lapsed                                                    (10,000)          $6.625 - $8.00
             Granted                                                    15,000           $2.625 - $3.50
                                                                      --------

             Outstanding at January 27, 1996                            40,000           $2.625 - $8.00
                                                                      ========

Options exercisable at January 27, 1996 were for 11,667 shares of common stock at a price between $4.187 - $8.00 a share. At January 27, 1996, shares for future option grants totalling 210,000 were available under this plan.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    STOCK PLANS (Continued)
       -----------

       WARRANTS

       (3) The Company has granted common stock purchase warrants. Of the 70,000 warrants outstanding as of January 27, 1996, 15,000 warrants were outstanding to three of the Company's directors.

       The changes in the number of shares under the stock purchase warrants and the price per share are as follows:

             Outstanding, June 30, 1992                                105,000           $4.00 - $4.75

             Lapsed                                                     (7,500)
             Granted                                                     6,000           $3.25
             Exercised                                                  (5,000)          $4.00
                                                                     ---------

             Outstanding and exercisable, June 30, 1993                 98,500           $3.25 - $4.75

             Granted                                                    19,000           $4.00 - $7.50
             Exercised                                                 (10,000)          $4.75
                                                                      --------

             Outstanding and exercisable, June 30, 1994                107,500           $3.25 - $7.50

             Granted                                                    15,000           $6.25
                                                                      --------

             Outstanding and exercisable, January 28, 1995             122,500           $3.25 - $7.50

             Lapsed                                                    (52,500)          $4.00 - $4.50
                                                                       -------

             Outstanding and exercisable, January 27, 1996              70,000           $3.25 - $7.50
                                                                     =========

13.    RETIREMENT PLAN
       ---------------

       Effective January 1, 1992, the Company established a 401(k) Profit Sharing Plan and Trust for all eligible employees. Under the terms of the plan the employee may contribute 1% to 20% of compensation. There is no employer matching contribution.

14.    SIGNIFICANT CUSTOMERS
       ---------------------

       Sales to the Company's two largest customers aggregated approximately 29%, 24%, 25% and 23% of net sales for the year ended January 27, 1996, the Transition Period and for the years ended June 30, 1994 and 1993, respectively.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    PUBLIC STOCK OFFERING
       ---------------------

       On December 20, 1993, the Company sold 1.6 million shares pursuant to an offering. On January 14, 1994, the underwriters partially exercised the over-allotment option, whereby the Company sold 7,600 shares. The remaining over-allotment option lapsed on January 20, 1994. The net proceeds from the offering of approximately $11,679,000 (net of underwriters' discounts and commission and expenses of approximately $1,182,000) were used for working capital and for general corporate purposes which included strategic acquisitions of other companies engaged in the manufacture and distribution of jewelry.

16.    STOCK REPURCHASE PROGRAM
       ------------------------

       In connection with the Common Stock repurchase program that the Company announced in 1990 (the "1990 Stock Repurchase Program"), the Company repurchased a total of 463,600 shares of Common Stock for an aggregate price of approximately $1,839,000. The Company will not reissue these shares to the public. In October 1993, the Company discontinued its 1990 Stock Repurchase Program.

       In May 1994, the Company announced a Common Stock repurchase program (the "1994 Stock Repurchase Program"), pursuant to which the Company could repurchase up to 500,000 shares of Common Stock. During the year ended January 27, 1996 and the Transition Period ended January 28, 1995, the Company had repurchased 114,100 and 327,500 shares, respectively, on the open market under the 1994 Stock Repurchase Program for approximately $473,000 and $966,000, respectively. The Company will not reissue these shares to the public. In November 1995, the Company discontinued its 1994 Stock Repurchase Program.

       In December 1995, the Company announced a Common Stock Repurchase Program, (the "1995 Stock Repurchase Program"), pursuant to which the Company may repurchase up to 750,000 shares of Common Stock. As of January 27, 1996, the Company had repurchased a total of 60,000 on the open market under the 1995 Stock Repurchase Program for an aggregate price of approximately $159,000.

17.    DEFERRED COMPENSATION
       ---------------------

       Two executive officers and directors entered into agreements with the Company pursuant to which, among other things, on July 16, 1990, the two executives each received as part of their compensation for future employment a stock award of 625,000 shares of common stock, subject to vesting and risk of forfeiture. Such stock award was recorded as deferred compensation amounting to $5,000,000.

       As a result of this transaction, the Company issued 1,250,000 shares of common stock to the individuals. During the year ended June 30, 1992, 151,500 shares vested, and $606,000 of compensation expense was recorded. The Company paid an additional $2,100,000 to the individuals during the year ended June 30, 1991, representing the personal tax impact to the individuals as a result of the employment agreements. The $2,100,000 payment was recorded as a deferred asset and was amortized as the shares of common stock vested under the employment agreements.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    DEFERRED COMPENSATION (continued)
       ---------------------

       Additionally, during the year ended June 30, 1991, the two individuals, in the aggregate, purchased 1 million shares and 250,000 shares of common stock at $4.00 per share from the Company and from the majority stockholders, respectively.

       On September 23, 1992, the Board of Directors of the Company ratified an amendment effective June 30, 1992 to the employment agreements with the two executives. The amendment eliminated the vesting and risk of forfeiture of the common stock awards relating to the employment aspects of the agreements. The amendment resulted in 362,500 shares vesting and $2,010,000 was charged to expense during the year ended June 30, 1992 consisting of $1,450,000 of additional compensation expense and $560,000 of amortization of the deferred asset relating to the personal tax impact of the employees, which is included in selling, general and administrative expenses for the year ended June 30, 1993. All other provisions of the agreement remained in force.

       During the fiscal year ended June 30 1993, the Company terminated its employment agreements with the two executives. As part of the termination of the employment agreements, the Company authorized the vesting of 336,000 shares resulting in a charge of $2,059,000 to expense, consisting of $1,344,000 of additional compensation expense and $715,000 of amortization of the deferred asset relating to the personal tax impact of the employees, which is included in selling, general and administrative expenses for the year ended June 30, 1993.

       In addition, 50,000 shares of common stock previously awarded to one executive by the Company that had not yet vested were forfeited upon termination of the employment agreement. On April 15, 1993, the Company cancelled the 50,000 shares of common stock. During the year ended June 30, 1993, the Company purchased 375,000 shares of common stock at $4.00 per share for a total purchase price of $1,500,000 from one executive.

18.    LEGAL PROCEEDINGS
       -----------------

       The Company is involved in various legal claims and disputes, none of which is considered material and all of which, for the most part, are normal to the Company's business. In the opinion of management, the amount of losses that might be sustained, if any, from such claims and disputes would not have a material effect on the Company's financial statements.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




19.    SUMMARY OF QUARTERLY RESULTS (Unaudited)
       ----------------------------

                                Year Ended January 27, 1996          Transition Period           Year Ended June 30, 1994
                         ----------------------------------------  ---------------------  --------------------------------------
                                     Quarter Ended                                                      Quarter Ended
                         ----------------------------------------                         --------------------------------------

 (In thousands,                                                   3 Months   4 Months
   except                                                           Ended      Ended
   per share            April     July      October    January       Sept.      Jan.        Sept.     Dec.      Mar.        June
   amounts)              29,       29,        28,        27,          30,        18,         30,       31,       31,         30,
                        1995      1995       1995       1996         1994       1995        1993      1993,     1994        1994
                      -------    -------   --------    -------    -------     --------   --------   -------    --------   --------
 Net sales (A)         27,260     24,902     47,037     46,058    $34,101     $59,220     $27,779   $55,102    $28,492    $31,414

 Cost of goods sold    22,048     21,628     38,789     38,730     27,483      49,299      21,808    43,349     22,896     26,098
                      -------    -------   --------    -------    -------     -------    --------   -------   --------    -------

     Gross profit       5,212      3,274      8,248      7,328      6,618       9,921       5,971    11,753      5,596      5,316


 Selling, general
    & administrative
    expenses            4,493      4,137      5,431      5,394      4,257       8,371       4,085     5,601      4,286      3,915
                      -------    -------   --------    -------    -------     -------    --------   -------   --------    -------

 Operating income/
 (loss)                   719       (863)     2,817      1,934      2,361       1,550       1,886     6,152      1,310      1,401

 Other income
 (expense):
    Gold
      consignment fees   (414)      (448)      (485)      (659)      (381)       (650)       (390)     (439)      (312)      (346)

    Interest expense     (456)      (451)      (428)      (494)      (365)       (634)       (426)     (435)      (391)      (418)

    Interest income       124        135         55         45         76          24          62        24        183        157

    Other - net             5         75          8         (5)        16           1          45        39         39         15
                      -------    -------   --------    -------    -------     -------    --------   -------   --------    -------

 Total other income
 (expense)               (741)      (689)      (850)    (1,113)      (654)     (1,259)       (709)     (811)      (481)      (592)

 Income (loss)
   from operations
   before income
   taxes                  (22)    (1,552)     1,967        821      1,707         291       1,177     5,341        829        809

 Income
 taxes/(benefit)          ( 9)      (621)       776        340        683          91         485     2,182        341        168
                      -------    -------   --------    -------    -------     -------    --------   -------   --------   --------

 Net income/
 (loss)               $   (13)   $  (931)  $  1,191    $   481    $ 1,024     $   200    $    692   $ 3,159   $    488   $    641
                      =======    =======   ========    =======    =======     =======    ========   =======   ========   ========
 Earnings/(loss)
 per share(B)         $  0.00    $ (0.11)  $   0.14    $  0.06    $  0.12     $  0.02    $   0.10   $  0.43   $   0.06   $   0.07
                      =======    =======   ========    =======    =======     =======    ========   =======   ========   ========



(A) The Company's net sales for the second quarter are subject to seasonal fluctuation. This fluctuation is mitigated to a degree by the early placement of orders for the holiday season.

(B) Per share amounts do not always add because the figures are required to be independently calculated.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)




- ---------------------------------------------------------------------------------------------------------------------
                                                   Additions        Additions
                                  Balance at       charged to       charged                               Balance
                                  beginning        costs and        to other                              at end
Description                       of period         expenses        accounts          Deductions(A)      of period
- ----------------------------------------------------------------------------------------------------------------------
Allowance for doubtful
accounts:


Year ended January 27, 1996          $646                $247          $  -               $(8)             $901

Seven month period ended
  January 28, 1995                    496                 211             -                61               646

Year ended June 30, 1994              443                 (70)           49                74               496

Year ended June 30, 1993              277                 577             -               411               443


Allowance for sales
returns:

Year ended January 27, 1996          $754                $200         $   -              $280              $674

Seven month period ended
  January 28, 1995                    385                 369             -                 -               754

Year ended June 30, 1994              525               1,098             -             1,238               385

Year ended June 30, 1993              581                 214             -               270               525


(A) Allowances, returns and uncollectible accounts charged against the reserve, (net of collections on previously written-off accounts).

                                 EXHIBIT INDEX
                                 -------------



Exhibit No.                                Description
- -----------                                -----------
10.56                     Assignment of Trademarks and Service Marks as
                          Collateral, dated July 12, 1990, between Registrant
                          and Rhode Island Hospital Trust National Bank,
                          individually and as agent . . . . . . . . . . . . . .

10.57                     First Amendment to Assignment of Trademarks and
                          Service Marks as Collateral dated as of June 5, 1992,
                          between Registrant and Rhode Island Hospital Trust
                          National Bank, individually and as agent  . . . . . .

10.58                     Promissory Note of the Registrant dated February 1,
                          1996 in favor of Chemical Bank  . . . . . . . . . . .

10.59                     Deferred Compensation Plan dated as of March 4,
                          1996  . . . . . . . . . . . . . . . . . . . . . . . .

21                        Subsidiaries of the Registrant. . . . . . . . . . . .

27                        Financial Data Schedule . . . . . . . . . . . . . . .