Form 10-Q
period 1996-04-27
MICHAEL ANTHONY JEWELERS INC
filed 1996-06-10
CIK 799515

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter ended April 27, 1996

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
                                             ------    ------
               CLASS
               -----                                     Number of Shares
Common Stock, Par Value $.001                            Outstanding as of
                                                           June 3, 1996
                                                           ------------
                                                             8,253,909

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                                                               PAGE
                                                                                                               ----
PART I - FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Condensed Balance Sheets,
           April 27, 1996 (Unaudited) and
            January 27, 1996.................................................................................    3

         Consolidated Condensed Statements of Operations
           Three-Month Period Ended
            April 27, 1996 and April 29, 1995 (Unaudited) ....................................................   4

         Consolidated Condensed Statement of Changes in
           Stockholders' Equity, Three-Month Period Ended
            April 27, 1996 (Unaudited).......................................................................    5

         Consolidated Condensed Statements of Cash Flows,
           Three-Month Period Ended
            April 27, 1996 and April 29, 1995 (Unaudited)....................................................    6

         Notes to Consolidated Condensed Financial
           Statements.......................................................................................   7-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS....................................................................................  10-13

PART II - OTHER INFORMATION:

         Items 1 Through Item 6 .............................................................................   14

Signature Page..............................................................................................    15

                         MICHAEL ANTHONY JEWELERS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                   (Unaudited)
               ASSETS                                                               April 27,       January 27,
                                                                                      1996              1996
                                                                                 ------------         -------
CURRENT ASSETS:
     Cash and equivalents                                                          $12,715            $ 6,673
     Accounts receivable:
        Trade (less allowances of $1,281 and $1,575, respectively)                  20,258             30,062
        Other                                                                           79                 47
     Inventories                                                                    18,802             19,698
     Prepaid expenses and other current assets                                       1,742              1,169
     Deferred taxes                                                                    855                855
                                                                                 ---------          ---------

          Total current assets                                                      54,451             58,504

PROPERTY, PLANT AND EQUIPMENT - net                                                 18,325             18,441
INTANGIBLES - net                                                                    1,046                998
OTHER ASSETS                                                                           954                703
                                                                                 ---------          ---------
                                                                                   $74,776            $78,646
                                                                                 =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
     Accounts payable - trade                                                       $2,990             $4,575
     Current portion of long-term debt
        and lease liability                                                          3,278              3,272
     Accrued expenses                                                                3,438              3,980
     Taxes payable                                                                     545                541
                                                                                 ---------          ---------

          Total current liabilities                                                 10,251             12,368
                                                                                 ---------          ---------

LONG-TERM DEBT                                                                      16,776             18,401
                                                                                 ---------          ---------
CAPITAL LEASE LIABILITY                                                                672                791
                                                                                 ---------          ---------
DEFERRED TAXES                                                                       1,038              1,038
                                                                                 ---------          ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock - par value $1.00 per share;
      1,000,000 shares authorized; none issued                                           -                  -
     Common stock - par value $.001 per share;
      20,000,000 shares authorized; 9,239,000
      shares issued and outstanding as of April 27,
      1996, and January 27, 1996, respectively                                           9                  9
     Additional paid-in capital                                                     35,170             35,170
     Retained earnings                                                              14,314             14,306
     Treasury stock, 965,200 shares as of April 27,
      1996 and January 27, 1996, respectively                                       (3,454)            (3,437)
                                                                                 ---------          ---------

               Total stockholders' equity                                           46,039             46,048
                                                                                 ---------          ---------

                                                                                   $74,776            $78,646
                                                                                 =========          =========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                                            Three Months Ended
                                                                       April 27,            April 29,
                                                                          1996                 1995
                                                                       --------            ---------
NET SALES                                                               $29,203              $27,260

COST OF GOODS SOLD                                                       24,250               22,048
                                                                       --------            ---------

     GROSS PROFIT ON SALES                                                4,953                5,212

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                                 4,335                4,493
                                                                       --------            ---------

     OPERATING INCOME                                                       618                  719

OTHER INCOME (EXPENSES):
     Gold consignment fee, net                                             (351)                (414)
     Interest expense                                                      (429)                (456)
     Interest income                                                        160                  124
     Other income                                                            14                    5
                                                                     ----------            ---------

     Total Other Income (Expense)                                          (606)                (741)
                                                                     ----------            ---------

INCOME/(LOSS) BEFORE INCOME TAXES                                            12                  (22)

INCOME TAX PROVISION/(BENEFIT)                                                4                   (9)
                                                                     ----------           ----------

     NET INCOME/(LOSS)                                               $        8           $      (13)
                                                                     ==========           ==========

EARNINGS/(LOSS) PER SHARE                                            $      .00           $     (.00)
                                                                     ==========           ==========

WEIGHTED AVERAGE NUMBER OF SHARES                                         8,274                8,657



The accompanying notes are an integral part of these consolidated condensed financial statements.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                 (IN THOUSANDS)






                                                  Common Stock      Additional                    Treasury Stock
                                               ------------------     Paid-In      Retained     ------------------
                                               Shares     Dollars     Capital      Earnings     Shares    Dollars       Total
                                               ------    --------     -------      --------     ------    -------       -----
Balance -
  January 27, 1996                              9,239      $    9      $35,170     $14,306      (965)    $(3,437)      $46,048
Purchase of treasury stock (a)                      -           -            -           -         -         (17)          (17)
Net income                                          -           -            -           8         -           -             8
                                             --------     -------   ----------    --------    ------   ---------       -------

Balance -
 April 27, 1996
                                                9,239      $    9      $35,170     $14,314      (965)    $(3,454)      $46,039
                                                -----      ------      -------    --------     -----    --------       -------


(a)  Adjustment for commissions paid on prior purchases of treasury stock.




The accompanying notes are an integral part of these consolidated condensed financial statements.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                     Three Months Ended
                                                                                                  April 27,       April 29,
                                                                                                   1996              1995
                                                                                                -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income/(loss)                                                                      $      8           $    (13)
         Adjustments to reconcile net income/(loss)
           to net cash provided by operating activities:
             Depreciation and amortization                                                           989              1,014
             Provision for accounts receivable                                                        30                 90
             Provision for sales returns                                                            (187)              (280)
             Other                                                                                   (17)                 -

         (Increase)/decrease in operating assets:
             Accounts receivable                                                                   9,929              3,358
             Inventories                                                                             896             (1,698)
             Prepaid expenses and other current assets                                              (573)               (28)
             Other assets                                                                           (301)              (184)
             Intangibles                                                                            (100)              (500)
         Increase/(decrease) in operating liabilities:
             Accounts payable                                                                     (1,585)               522
             Accrued expenses                                                                       (542)               637
             Taxes payable                                                                             4                (27)
                                                                                                --------           --------

                     Net cash provided by operating activities                                     8,551              2,891
                                                                                                --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property, plant and equipment - net                                            (771)            (1,866)
                                                                                                --------           --------

                     Net cash used in investing activities                                          (771)            (1,866)
                                                                                                --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal payments of long-term debt
           and capital lease liabilities                                                          (1,738)            (1,520)
         Proceeds from long term debt                                                                  -              6,000
         Purchase of treasury stock                                                                    -               (246)
                                                                                                --------           --------

                     Net cash (used in)/provided by
                      financing activities                                                        (1,738)             4,234
                                                                                                --------           --------

NET INCREASE IN CASH AND EQUIVALENTS                                                               6,042              5,259

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                                        6,673              5,815
                                                                                                --------           --------

CASH AND EQUIVALENTS AT END OF PERIOD                                                           $ 12,715           $ 11,074
                                                                                                ========           ========


SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
Cash paid during the period for:
Interest and gold consignment fees                                                              $  1,109           $    765
Taxes                                                                                           $      0           $      0



The accompanying notes are an integral part of these consolidated condensed financial statements.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED APRIL 27, 1996
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (INFORMATION SUBSEQUENT TO JANUARY 27, 1996 IS UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     The unaudited interim consolidated condensed balance sheet as of April 27, 1996 and the consolidated condensed statements of operations for the three months ended April 27, 1996 and April 29, 1995, and the consolidated condensed statements of cash flows for the three months ended April 27, 1996 and April 29, 1995, and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the 1996 Annual Report to Stockholders of Michael Anthony Jewelers, Inc. (the "Company").

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

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED APRIL 27, 1996
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (INFORMATION SUBSEQUENT TO JANUARY 27, 1996 IS UNAUDITED)

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

     The average price of gold in the current quarter was $394 per ounce as compared to $386 per ounce for the quarter ended April 29, 1995.

3.   INVENTORIES
     -----------

     Inventories consist of:

                                                      April 27,     January 27,
                                                        1996           1996
                                                     ----------     -----------
                                                     (Unaudited)
                                                            (In thousands)
               Finished goods                          $50,654         $56,621
               Work in process                          21,646          15,240
               Raw materials                             7,071           8,537
                                                      --------        --------

                                                        79,371          80,398
               Less:
               Consigned gold                           60,569          60,700
                                                      --------         -------

                                                       $18,802         $19,698
                                                      ========         =======

     Inventories as of April 27, 1996 and January 27, 1996 excluded 154,600 and 149,300 ounces of gold on consignment, respectively.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED APRIL 27, 1996
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (INFORMATION SUBSEQUENT TO JANUARY 27, 1996 IS UNAUDITED)


4.   STOCK REPURCHASE PROGRAM
     ------------------------

     In December 1995, the Company announced a Common Stock repurchase program pursuant to which the Company may repurchase up to 750,000 shares of Common Stock. As of June 3, 1996, the Company had repurchased a total of 80,000 shares on the open market for an aggregate price of approximately $220,000.

5.   NEW ACCOUNTING STANDARD
     -----------------------

     Effective January 28, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption of the new standard did not have any effect on the Company's financial position or results of operations for the quarter ended April 27, 1996.

6.   SUBSEQUENT EVENT
     ----------------

     On May 24, 1996, the Board of Directors authorized the Company to retire 965,200 shares of Common Stock. The retirement will be effective as of May 24, 1996.

ITEM 2         MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (INFORMATION SUBSEQUENT TO JANUARY 27, 1996 IS UNAUDITED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS
- ------------------------------------------
ENDED APRIL 27, 1996 AND APRIL 29, 1995
- ---------------------------------------

Net sales for the three months ended April 27, 1996 were approximately $29,203,000, an increase of 7% from net sales of approximately $27,260,000 for the comparable period of the prior year. The increase in net sales was primarily related to increased shipments to both the retail and wholesale segments of the Company's customer base.

Gross profit margin decreased to approximately 17.0% of net sales for the three months ended April 27, 1996 compared to approximately 19.1% of net sales for the comparable period of the prior year. The decrease in gross margin was primarily attributable to the liquidation of discontinued inventory and other inventory adjustments and a change in the Company's product mix.

Selling, general and administrative expenses for the three months ended April 27, 1996 were approximately $4,335,000, a decrease of $158,000 or 4% from approximately $4,493,000 for the comparable period of the prior year. The decrease is primarily attributable to reductions in advertising expenses, payroll and payroll related expenses, and bad debt expenses. These decreases were partly offset by increases in royalty and licensing related fees and showroom supplies. As a percentage of sales, selling, general and administrative expenses decreased to 14.8% for the three months ended April 27, 1996, compared to 16.5% in the comparable period of the prior year.

Other expenses and income for the three months ended April 27, 1996 were approximately $606,000, a decrease of $135,000 or 18%, compared to approximately $741,000 for the comparable period last year. Gold consignment fees decreased $63,000 due to the Company's lower level of consignment inventory as compared to last year. Interest expense decreased $27,000 due to the Company's principal payments on its long term debt in May 1995 and January 1996. Other income increased $45,000 primarily due to the Company's higher cash position as compared to last year.

As a result of the above factors, the Company had net income of approximately $8,000 for the three months ended April 27, 1996, compared to a net loss of approximately $13,000 for the comparable period of the prior year.

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (INFORMATION SUBSEQUENT TO JANUARY 27, 1996 IS UNAUDITED)

Liquidity and Capital Resources
- -------------------------------

The Company relies on a gold consignment program, short-term and long-term borrowings and internally generated funds to finance its operations. The Company fills most of its gold supply needs through gold consignment arrangements with the Gold Lenders. Under the terms of those arrangements, the Company is entitled to lease the lesser of (i) an aggregate of 250,000 ounces of fine gold or (ii) consigned gold with an aggregate value equal to $106,899,000. The consigned gold is secured by certain property of the Company including inventory and machinery and equipment. The Company pays the Gold Lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix. The Company believes that its financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to the Company. As of April 27, 1996, the Company held 154,553 ounces of gold on consignment with a market value of $60,569,000.

The consignment agreements contain certain restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and each of the agreements requires the Company to own a specific amount of gold at all times. At April 27, 1996, the Company was in compliance with the covenants in its consignment agreements and the Company's owned gold inventory was valued at approximately $5,403,000. Management believes that the supply of gold available through the Company's gold consignment arrangements, in conjunction with the Company's owned gold, is sufficient to meet the Company's requirements.

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

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (INFORMATION SUBSEQUENT TO JANUARY 27, 1996 IS UNAUDITED)

Liquidity and Capital Resources (Continued)
- -------------------------------

While the Company believes its supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may result in reduced demand for the Company's products. From January 28, 1996 until April 27, 1996, the closing price of gold according to the Second London Gold Fix ranged from a low of $391 per ounce to a high of nearly $415 per ounce. There can be no assurances that fluctuations in the precious metals markets and credit would not result in an interruption of the Company's gold supply or the credit arrangements necessary to allow the Company to support its accounts receivable and continue the use of consigned gold.

In each of 1987 and 1992, the Company issued $10,000,000 principal amount of senior secured notes with various insurance companies, which accrue interest at 10.5% and 8.61% per annum, respectively. In February 1995, the Company issued an additional $6,000,000 principal amount of senior secured notes with various insurance companies, which currently accrue interest at 6.75% per annum. These notes are secured by the Company's accounts receivable, machinery and equipment, inventory (secondary lien to the Gold Lenders) and proceeds. In addition, the note purchase agreements contain certain restrictive financial covenants and restrict the payment of dividends. At April 27, 1996, the Company was in compliance with the covenants and $17,028,000 of principal remained outstanding under the notes issued in 1987, 1992 and 1995.

On October 6, 1995, the Company obtained a loan from a bank in the amount of $2,500,000. As collateral for the loan, the Company granted the bank a first mortgage on the Company's corporate headquarters. The mortgage has a ten-year term and interest on the mortgage will accrue at 8% per annum. In addition, the mortgage contains certain restrictive financial covenants. At April 27, 1996, the Company was in compliance with the covenants. As of April 27, 1996, $2,455,000 of principal remained outstanding under the mortgage.

In September 1994, the Company entered into a line of credit arrangement with a commercial bank (the "Line of Credit"), under which the Company may borrow up to $15,000,000. The Line of Credit is secured by certain assets of the Company, including accounts receivable and inventory. As of April 27, 1996, there was no amount outstanding under the Line of Credit. The Line of Credit has been renewed and currently expires on July 31, 1996, subject to annual renewal. Management believes that the Line of Credit will be renewed; however, if the current lender decides not to renew the Line of Credit, the Company believes that other lenders would be willing to enter into a similar arrangement.

ITEM 2         MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (INFORMATION SUBSEQUENT TO JANUARY 27, 1996 IS UNAUDITED)

Liquidity and Capital Resources (Continued)
- -------------------------------

Cash and marketable securities increased from $6,673,000 at January 27, 1996 to $12,715,000 at April 27, 1996. This increase was primarily due to the Company's decrease in accounts receivable.

Cash flows from operations was $8,551,000 for the three months ended April 27, 1996. During the quarter accounts receivable decreased $9,929,000, due to seasonal factors and aggressive collections. Additionally, inventory decreased $896,000 due to the Company's increased effort to reduce its inventory levels. These cash inflows were reduced in part by a reduction of $2,127,000 in accrued gold purchases, trade payables and accrued expenses. In total, cash flows from operations increased $5,660,000 from the comparable period in the prior year.

Cash flows from investing activities represented $771,000 for equipment purchases as compared to $1,866,000 of equipment purchases from the comparable period in the prior period. Cash outflows from financing was $1,738,000 for the period, representing scheduled payments of long-term debt.

As part of its long-term strategic planning, the Company is reviewing a plan to expand its manufacturing and distribution facilities and to acquire certain properties it is currently leasing from MacQuesten Realty Company ("MRC") (the "Leased Properties"). In the event the Company were to acquire any of such properties, the Company may incur or assume additional long-term indebtedness in order to finance their purchase.

For the balance of fiscal 1997, the Company projects capital expenditures of approximately $2,100,000, which includes certain improvements on its leased and owned properties, but does not include any other expenses related to the possible acquisition of the Leased Properties.

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

Item 6.
     (a)  Exhibits
          --------

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




                                            MICHAEL ANTHONY JEWELERS, INC.


     Dated: June  10, 1996                  By:/s/Allan Corn
                                            ---------------------
                                            Allan Corn
                                            Senior Vice President and
                                            Chief Financial Officer