Form 10-Q
period 1996-07-27
MICHAEL ANTHONY JEWELERS INC
filed 1996-09-09
CIK 799515

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter ended July 27, 1996

                         Commission file number: 015230

                         MICHAEL ANTHONY JEWELERS, INC.

             (Exact name of registrant as specified in its charter)

                  Delaware                             No. 132910285
         (State of Incorporation)          (I.R.S. Employer Identification No.)

                          115 South MacQuesten Parkway
                        Mount Vernon, New York 105501724
                    (Address of principal executive offices)

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

               CLASS
               -----

Common Stock, Par Value $.001                             Number of Shares
                                                          Outstanding as of
                                                          September 4, 1996
                                                          -----------------
                                                               8,253,909

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                         PAGE
                                                                         ----

PART I  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Condensed Balance Sheets,
           July 27, 1996 (Unaudited) and
             January 27, 1996...........................................   3

         Consolidated Condensed Statements of Operations
           Six-Month Period Ended
             July 27, 1996 and July 29, 1995 (Unaudited) ...............   4

         Consolidated Condensed Statement of Changes in
           Stockholders' Equity, Six-Month Period Ended
             July 27, 1996 (Unaudited)..................................   5

         Consolidated Condensed Statements of Cash Flows,
           Six-Month Period Ended
             July 27, 1996 and July 29, 1995 (Unaudited)................   6

         Notes to Consolidated Condensed Financial
           Statements...................................................  7-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS................................................ 10-14

PART II  OTHER INFORMATION:

         Items 1 Through Item 6 .......................................   15

          Signature Page...............................................   16

                         MICHAEL ANTHONY JEWELERS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS
                                     ------

                                                                                     (Unaudited)
                                                                                       July 27,         January 27,
                                                                                        1996                1996
                                                                                     -----------        -----------
CURRENT ASSETS:
     Cash and equivalents                                                             $  9,582            $  6,673
     Accounts receivable:
        Trade (less allowances of $1,177 and $1,575, respectively)                      17,843              30,062
        Other                                                                               48                  47
     Inventories                                                                        21,198              19,698
     Prepaid expenses and other current assets                                           1,192               1,169
     Deferred taxes                                                                        855                 855
                                                                                      --------            --------

          Total current assets                                                          50,718              58,504

PROPERTY, PLANT AND EQUIPMENT - net                                                     18,328              18,441
INTANGIBLES - net                                                                        1,013                 998
OTHER ASSETS                                                                             1,054                 703
                                                                                      --------            --------
                                                                                      $ 71,113            $ 78,646
                                                                                      ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - trade                                                         $  2,248            $  4,575
     Current portion of long-term debt
        and lease liability                                                              3,296               3,272
     Accrued expenses                                                                    2,831               3,980
     Taxes payable                                                                         162                 541
                                                                                      --------            --------

          Total current liabilities                                                      8,537              12,368
                                                                                      --------            --------

LONG-TERM DEBT                                                                          15,639              18,401
                                                                                      --------            --------
CAPITAL LEASE LIABILITY                                                                    548                 791
                                                                                      --------            --------
DEFERRED TAXES                                                                           1,038               1,038
                                                                                      --------            --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock - par value $1.00 per share;
         1,000,000 shares authorized; none issued                                         --                  --
     Common stock - par value $.001 per share;
         20,000,000 shares authorized; 8,274,000 and
         9,239,000 shares issued and outstanding as of
         July 27, 1996, and January 27, 1996, respectively                                   8                   9
     Additional paid-in capital                                                         31,717              35,170
     Retained earnings                                                                  13,689              14,306
     Treasury stock, 20,000 and  965,200 shares as of July 27, 1996
         and  January 27, 1996, respectively                                               (63)             (3,437)
                                                                                      --------            --------

               Total stockholders' equity                                               45,351              46,048
                                                                                      --------            --------

                                                                                      $ 71,113            $ 78,646
                                                                                      ========            ========

The accompanying notes are an integral part of these consolidated condensed financial statements.


                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                    Three Months Ended                        Six Months Ended
                                                                    ------------------                        ----------------

                                                                July 27            July 29,            July 27,            July 29,
                                                                  1996               1995                1996                1995
                                                                  ----               ----                ----                ----
NET SALES                                                      $ 27,706            $ 24,902            $ 56,909            $ 52,161

COST OF GOODS SOLD                                               23,641              21,628              47,891              43,677
                                                               --------            --------            --------            --------

     GROSS PROFIT ON SALES                                        4,065               3,274               9,018               8,484

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                         4,482               4,137               8,817               8,649
                                                               --------            --------            --------            --------

     OPERATING (LOSS)/INCOME                                       (417)               (863)                201                (165)

OTHER INCOME/(EXPENSES):
     Gold consignment fee, net                                     (312)               (448)               (663)               (862)
     Interest expense                                              (410)               (451)               (839)               (908)
     Interest income                                                125                 135                 285                 258
     Other income                                                     6                  75                  20                  83
                                                               --------            --------            --------            --------

     Total Other Income/(Expense)                                  (591)               (689)             (1,197)             (1,429)
                                                               --------            --------            --------            --------

LOSS BEFORE INCOME TAXES                                         (1,008)             (1,552)               (996)             (1,594)

INCOME TAX BENEFIT                                                 (383)               (621)               (379)               (648)
                                                               --------            --------            --------            --------

     NET LOSS                                                  $   (625)           $   (931)           $   (617)           $   (946)
                                                               ========            ========            ========            ========

LOSS PER SHARE                                                 $  (0.08)           $  (0.11)           $  (0.08)           $  (0.11)
                                                               ========            ========            ========            ========

WEIGHTED AVERAGE NUMBER
   OF SHARES                                                      8,256               8,502               8,265               8,570
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


                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      Additional
                                                 Common Stock          Paid-In       Retained        Treasury Stock
                                               Shares      Dollars     Capital       Earnings     Shares       Dollars        Total
                                               ------       -------    -------       --------     ------       -------        -----
Balance -
  January 27, 1996                              9,239     $      9     $ 35,170     $ 14,306         (965)    $ (3,437)    $ 46,048
Purchase of treasury stock                         --           --           --           --          (20)         (80)         (80)
Retirement of treasury stock                     (965)          (1)      (3,453)          --          965        3,454           --
Net loss                                           --           --           --         (617)          --           --         (617)
                                             --------     --------     --------     --------     --------     --------     --------
Balance -

 July 27, 1996                                  8,274     $      8     $ 31,717     $ 13,689          (20)    $    (63)    $ 45,351
                                             ========     ========     ========     ========     ========     ========     ========

















The accompanying notes are an integral part of these consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  Six Months Ended
                                                                            July 27,             July 29,
                                                                             1996                  1995
                                                                           --------              -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $   (617)              $   (946)
   Adjustments to reconcile net loss
     to net cash provided by operating activities:
             Depreciation and amortization                                  1,917                  1,830
             Provision for accounts receivable                                 70                    180
             Provision for sales returns                                     (187)                  (280)
             (Increase)/decrease in operating assets:
             Accounts receivable                                           12,335                  5,175
             Inventories                                                   (1,500)                (3,120)
             Prepaid expenses and other current assets                        (23)                  (272)
             Other assets                                                    (508)                  (130)
             Intangibles                                                     (118)                  (626)
   Increase/(decrease) in operating liabilities:
             Accounts payable                                              (2,327)                (1,103)
             Accrued expenses                                              (1,149)                   390
             Taxes payable                                                   (379)                  (394)
                                                                             ----                   ----

               Net cash provided by operating activities                    7,514                    704
                                                                         --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property, plant and equipment - net                         (1,535)                (2,979)
                                                                         --------               --------

               Net cash used in investing activities                       (1,535)                (2,979)
                                                                         --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt
     and capital lease liabilities                                         (2,990)                (2,518)
   Proceeds from long term debt                                                --                  6,000
   Purchase of treasury stock                                                 (80)                  (673)
                                                                        ---------               --------

               Net cash (used in)/provided by
                   financing activities                                    (3,070)                 2,809
                                                                         --------               --------

INCREASE IN CASH AND EQUIVALENTS                                            2,909                    534

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                 6,673                  5,815
                                                                         --------               --------

CASH AND EQUIVALENTS AT END OF PERIOD                                    $  9,582               $  6,349
                                                                         ========               ========


SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
Cash paid during the period for:
Interest and gold consignment fees                                       $  1,676               $  1,784
Taxes                                                                    $      0               $      0



The accompanying notes are an integral part of these consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                    FORM 10-Q FOR QUARTER ENDED JULY 27, 1996
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 27, 1996 IS UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     The unaudited interim consolidated condensed balance sheet as of July 27, 1996 and the consolidated condensed statements of operations for the six months ended July 27, 1996 and July 29, 1995, and the consolidated condensed statements of cash flows for the six months ended July 27, 1996 and July 29, 1995, and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the 1996 Annual Report to Stockholders of Michael Anthony Jewelers, Inc. (the "Company").

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                    FORM 10-Q FOR QUARTER ENDED JULY 27, 1996
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 27, 1996 IS UNAUDITED)

2.   PRODUCT PRICING (Continued)
     ---------------------------

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

     The average price of gold in the current quarter was $386 per ounce as compared to $387 per ounce for the quarter ended July 29, 1995.

3.   INVENTORIES
     -----------

     Inventories consist of:

                                                      July 27,                  January 27,
                                                        1996                        1996
                                                        ----                        ----
                                                     (Unaudited)

                                                                 (In thousands)

               Finished goods                          $50,229                   $56,621
               Work in process                          22,362                    15,240
               Raw materials                             6,430                     8,537
                                                      --------                   -------

                                                        79,021                    80,398
               Less:
               Consigned gold                           57,823                    60,700
                                                      --------                   -------

                                                       $21,198                   $19,698
                                                      ========                   =======

     Inventories as of July 27, 1996 and January 27, 1996 excluded 150,100 and 149,300 ounces of gold on consignment, respectively.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                    FORM 10-Q FOR QUARTER ENDED JULY 27, 1996
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 27, 1996 IS UNAUDITED)

4.   STOCK REPURCHASE PROGRAM
     ------------------------

     In December 1995, the Company announced a Common Stock repurchase program pursuant to which the Company may repurchase up to 750,000 shares of Common Stock. As of September 4, 1996, the Company had repurchased a total of 80,000 shares on the open market for an aggregate price of approximately $220,000, of which 60,000 shares have been retired. Effective May 24, 1996 the Board of Directors authorized the Company to retire 965,200 shares of Common Stock, previously held as Treasury Stock.

5.   NEW ACCOUNTING STANDARD
     -----------------------

     Pursuant to Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation," ("FASB 123") the Company has elected not to change to the fair value method of accounting for employees' stock-based transactions. As permitted by FASB 123, the Company will be permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but will be required to disclose in a note to the financial statements, the proforma net income and earnings per share as if the Company had applied the new standard.

ITEM 2          MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 27, 1996 IS UNAUDITED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS
- ------------------------------------------
ENDED JULY 27, 1996 AND JULY 29, 1995
- -------------------------------------

Net sales for the three months ended July 27, 1996 were approximately $27,706,000, an increase of 11% from net sales of approximately $24,902,000 for the comparable period last year. The increase in sales was from the retail segment of the Company's customer base.

Gross profit margin increased to approximately 14.7% of net sales for the three months ended July 27, 1996 compared to approximately 13.2% for the comparable period last year. The increase in gross margin for the current period was attributable to a change in the product mix.

Selling, general and administrative expenses for the three months ended July 27, 1996 were approximately $4,482,000, an increase of $345,000 or 8.3% from approximately $4,137,000 for the comparable period last year. The increase is primarily attributable to increases in (i) showroom supplies, (ii) royalty and licensing related fees and (iii) payroll and payroll related expenses. These increases were offset in part by reductions in (i) bad debt expenses and (ii) some miscellaneous expenses. As a percentage of sales, selling, general and administrative expenses decreased to approximately 16.2% for the three months ended July 1996 compared to 16.6% in the comparable period of the prior year.

Other expenses for the three months ended July 27, 1996 were approximately $591,000, a decrease of $98,000 or 14.2% compared to approximately $689,000 for the comparable period last year. Gold consignment fees decreased $136,000 due to the lower level of consignment inventory compared to the prior year. Interest expense decreased $41,000 due to the Company's principal payments on its long term debt, in January 1996 and May 1996.

As a result of the above factors, the Company had a net loss of $625,000 for the three months ended July 27, 1996, compared to a net loss of $931,000 for the comparable period last year.

ITEM 2          MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 27, 1996 IS UNAUDITED)

RESULTS OF OPERATIONS FOR THE SIX MONTHS
- ----------------------------------------
ENDED JULY 27, 1996 AND JULY 29, 1995
- -------------------------------------

Net sales for the six months ended July 27, 1996 were approximately $56,909,000, an increase of 9% from net sales of approximately $52,161,000 for the comparable period last year. The increase in sales was from the retail segment of the Company's customer base.

Gross profit margin decreased to approximately 15.9% of net sales for the six months ended July 27, 1996 compared to approximately 16.3% for the comparable period last year. The decrease in gross margin was primarily attributable to close-out sales of excess inventory and the liquidation of discontinued inventory.

Selling, general and administrative expenses for the six months ended July 27, 1996 were approximately $8,817,000, an increase of $168,000 or 2% from approximately $8,649,000 for the comparable period last year. The increase is primarily attributable to higher (i) showroom supplies, (ii) royalty and licensing related fees and (iii) payroll and payroll related expenses. These increases were offset in part by reductions in (i) advertising expenses, (ii) bad debt expenses and (iii) some miscellaneous expenses. As a percentage of sales, selling, general and administrative expenses decreased to approximately 15.5% for the six months ended July 1996 compared to 16.6% in the comparable period of the prior year.

Other expenses for the six months ended July 27, 1996 were approximately $1,197,000, a decrease of $232,000 or 16.2% as compared to approximately $1,429,000 for the comparable period last year. Gold consignment fees decreased $199,000 due to the lower level of consignment inventory compared to the prior year. Interest expense decreased $69,000 due to the Company's principal payments on its long term debt, in January 1996 and May 1996.

As a result of the above factors, the Company had a net loss of $617,000 for the six months ended July 27, 1996, compared to a net loss of $946,000 for the comparable period last year.

ITEM 2         MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 27, 1996 IS UNAUDITED)

Liquidity and Capital Resources
- -------------------------------

The Company relies on a gold consignment program, short-term and long-term borrowings and internally generated funds to finance its operations. The Company fills most of its gold supply needs through gold consignment arrangements with the Gold Lenders. Under the terms of those arrangements, the Company is entitled to lease the lesser of (i) an aggregate of 250,000 ounces of fine gold or (ii) consigned gold with an aggregate value equal to $106,899,000. The consigned gold is secured by certain property of the Company including inventory and machinery and equipment. The Company pays the Gold Lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix. The Company believes that its financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to the Company. As of July 27, 1996, the Company held 150,100 ounces of gold on consignment with a market value of $57,823,000.

The consignment agreements contain certain restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and each of the agreements requires the Company to own a specific amount of gold at all times. At July 27, 1996, the Company was in compliance with the covenants in its consignment agreements and the Company's owned gold inventory was valued at approximately $7,100,000. Management believes that the supply of gold available through the Company's gold consignment arrangements, in conjunction with the Company's owned gold, is sufficient to meet the Company's requirements.

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

While the Company believes its supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may result in reduced demand for the Company's products. From January 28, 1996 until July 27, 1996, the closing price of gold according to the Second London Gold Fix ranged from a low of $381 per ounce to a high of nearly $415 per ounce. There can be no assurances that fluctuations in the precious metals and credit markets would not result in an interruption of the Company's gold supply or the credit arrangements necessary to allow the Company to support its accounts receivable and continue the use of consigned gold.

In each of 1987 and 1992, the Company issued $10,000,000 principal amount of senior secured notes with various insurance companies, which accrue interest at 10.5% and 8.61% per annum, respectively. In February 1995, the Company issued an additional $6,000,000 principal amount of senior secured notes with various insurance companies, which currently accrue interest at 7.00% per annum. The various insurance company lenders are collectively referred to as the "Senior Note Holders". These notes are secured by the Company's accounts receivable, machinery and equipment, inventory (secondary lien to the Gold Lenders) and proceeds. In addition, the note purchase agreements contain certain restrictive financial covenants and restrict the payment of dividends. At July 27, 1996, the Company was in compliance with the covenants and $15,917,000 of principal remained outstanding under the notes issued in 1987, 1992 and 1995.

On October 6, 1995, the Company obtained a loan from a bank in the amount of $2,500,000. As collateral for the loan, the Company granted the bank a first mortgage on the Company's corporate headquarters. The mortgage has a ten-year term and interest on the mortgage will accrue at 8% per annum. In addition, the mortgage contains certain restrictive financial covenants. At July 27, 1996, the Company was in compliance with the covenants. As of July 27, 1996, $2,431,000 of principal remained outstanding under the mortgage.

In September 1994, the Company entered into a line of credit arrangement with a commercial bank (the "Line of Credit"), under which the Company may borrow up to $15,000,000. The Line of Credit is secured by certain assets of the Company, including accounts receivable and inventory. As of July 27, 1996, there was no amount outstanding under the Line of Credit. The Line of Credit has been renewed and currently expires on July 31, 1997, subject to annual renewal.

ITEM 2          MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 27, 1996 IS UNAUDITED)

Liquidity and Capital Resources (Continued)
- -------------------------------

Cash and marketable securities increased from $6,673,000 at January 27, 1996 to $9,582,000 at July 27, 1996. This increase was primarily due to the Company's decrease in accounts receivable.

Cash flows from operations was $7,514,000 for the six months ended July 27, 1996. During the period accounts receivable decreased $12,335,000, due to seasonal factors and aggressive collections. These cash inflows were reduced in part by an inventory increase of $1,500,000, and a reduction of $2,327,000 in accrued gold purchases, trade payables and accrued expenses. In total, cash flows from operations increased $6,770,000 from the comparable period in the prior year.

Cash flows from investing activities represented $1,535,000 for equipment purchases as compared to $2,979,000 of equipment purchases from the comparable period in the prior period. Cash outflows from financing were $3,070,000 for the period, representing scheduled payments of long-term debt.

As part of its long-term strategic planning, the Company is negotiating an agreement to expand its manufacturing and distribution facilities by acquiring certain properties it is currently leasing from MacQuesten Realty Company ("MRC") (the "Leased Properties"). In the event the Company acquires any of such properties, the Company may incur or assume additional long-term indebtedness in order to finance their purchase.

For the balance of fiscal 1997, the Company projects capital expenditures of approximately $1,800,000, which includes certain improvements on its leased and owned properties, but does not include any other expenses related to the possible acquisition of the Leased Properties.

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Item 1 through Item 5

     Not applicable.

Item 6.

     (a)  Exhibits
          --------

         10.1 Agreement dated July 18, 1996 by and between the Company and American Gem Processing.

         10.2 Letter Agreement dated July 23, 1996 among the Company and certain of the Senior Note Holders.

         10.3 Letter Agreement dated July 23, 1996 among the Company and certain Senior Note Holders.

         10.4 Letter Agreeement dated July 23, 1996 among the Company and certain Senior Note Holders.

         10.5 Promissory Note dated July 31, 1996 issued by the Company to The Chase Manhattan Bank.

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

                                             MICHAEL ANTHONY JEWELERS, INC.

Dated: September 9, 1996                     By:/s/Allan Corn
                                             ----------------------
                                             Allan Corn
                                             Senior Vice President and
                                             Chief Financial Officer

                                  EXHIBIT INDEX
                                       TO
                    FORM 10-Q FOR QUARTER ENDED JULY 27, 1996

     Exhibit No.
     -----------

        10.1 Agreement dated July 18, 1996 by and between the Company and American Gem Processing.

        10.2     Letter Agreement dated July 23, 1996 among the
                 Company and certain of the Senior Note Holders.

        10.3     Letter Agreement dated July 23, 1996 among the
                 Company and certain Senior Note Holders.

        10.4     Letter Agreeement dated July 23, 1996 among the
                 Company and certain Senior Note Holders.

        10.5 Promissory Note dated July 31, 1996 issued by the Company to The Chase Manhattan Bank.

        27       Financial Data Schedule