Form 10-Q
period 1996-10-26
MICHAEL ANTHONY JEWELERS INC
filed 1996-11-27
CIK 799515

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter ended October 26, 1996

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

                                 (914) 699-0000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ----    ----.

               CLASS
               -----
                                                             Number of Shares
Common Stock, Par Value $.001                                Outstanding as of
                                                             November 21, 1996
                                                             -----------------
                                                                  8,253,909

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                           PAGE
                                                                           ----

PART I  FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS

         Consolidated Condensed Balance Sheets,
           October 26, 1996 (Unaudited) and
             January 27, 1996.............................................    3

         Consolidated Condensed Statements of Operations
           Nine-Month Period Ended
             October 26, 1996 and October 28, 1995 (Unaudited) ...........    4

         Consolidated Condensed Statement of Changes in
           Stockholders' Equity, Nine-Month Period Ended
             October 26, 1996 (Unaudited).................................    5

         Consolidated Condensed Statements of Cash Flows,
           Nine-Month Period Ended
             October 26, 1996 and October 28, 1995 (Unaudited)............    6

         Notes to Consolidated Condensed Financial
           Statements.....................................................  7-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS................................................... 10-15

PART II  OTHER INFORMATION:

         Item 1 Through Item 6 .............................................  16

         Signature Page.....................................................  17

                         MICHAEL ANTHONY JEWELERS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS
------                                                                     Unaudited)
                                                                           October 26,              January 27,
                                                                               1996                     1996
                                                                           ------------               -------

CURRENT ASSETS:
     Cash and equivalents                                                     $      6            $  6,673
     Accounts receivable:
        Trade (less allowances of $1,326 and $1,575, respectively)              37,446              30,062
        Other                                                                      136                  47
     Inventories                                                                21,446              19,698
     Prepaid expenses and other current assets                                     747               1,169
     Deferred taxes                                                                855                 855
                                                                              --------            --------

          Total current assets                                                  60,636              58,504

PROPERTY, PLANT AND EQUIPMENT - net                                             18,634              18,441
INTANGIBLES - net                                                                  962                 998
OTHER ASSETS                                                                       780                 703
                                                                              --------            --------
                                                                              $ 81,012            $ 78,646
                                                                              ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - trade                                                 $  8,581            $  4,575
     Current portion of long-term debt
        and lease liability                                                      3,296               3,272
     Accrued expenses                                                            4,212               3,980
     Taxes payable                                                               1,040                 541
                                                                              --------            --------

          Total current liabilities                                             17,129              12,368
                                                                              --------            --------

LONG-TERM DEBT                                                                  15,616              18,401
                                                                              --------            --------
CAPITAL LEASE LIABILITY                                                            450                 791
                                                                              --------            --------
DEFERRED TAXES                                                                   1,038               1,038
                                                                              --------            --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock - par value $1.00 per share;
         1,000,000 shares authorized; none issued                                 --                  --
     Common stock - par value $.001 per share;
         20,000,000 shares authorized; 8,274,000 and
         9,239,000 shares issued and outstanding as of
         October 26, 1996, and January 27, 1996, respectively                        8                   9
     Additional paid-in capital                                                 31,717              35,170
     Retained earnings                                                          15,117              14,306
     Treasury stock, 20,000 and  965,200 shares as of October 26, 1996
         and  January 27, 1996, respectively                                       (63)             (3,437)
                                                                              --------            --------

               Total stockholders' equity                                       46,779              46,048
                                                                              --------            --------

                                                                              $ 81,012            $ 78,646
                                                                              ========            ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                            Three Months Ended                   Nine Months Ended
                                            ------------------                   -----------------

                                        October 26        October 28,       October 26,      October 28,
                                           1996               1995             1996              1995
                                           ----               ----             ----              ----

NET SALES                               $  48,772        $  47,037           $ 105,681        $  99,198

COST OF GOODS SOLD                         39,800           38,789              87,691           82,463
                                        ---------        ---------           ---------        ---------

     GROSS PROFIT ON SALES                  8,972            8,248              17,990           16,735

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                   6,019            5,431              14,836           14,061
                                        ---------        ---------           ---------        ---------

     OPERATING INCOME                       2,953            2,817               3,154            2,674

OTHER INCOME/(EXPENSES):
     Gold consignment fee, net               (349)            (485)             (1,012)          (1,347)
     Interest expense                        (426)            (428)             (1,265)          (1,336)
     Interest income                           94               55                 379              314
     Other income                              34                8                  54               89
                                        ---------        ---------           ---------        ---------

     Total Other Income/(Expense)            (647)            (850)             (1,844)          (2,280)
                                        ---------        ---------           ---------        ---------

INCOME BEFORE INCOME TAXES                  2,306            1,967               1,310              394

INCOME TAX PROVISION                          878              776                 499              147
                                        ---------        ---------           ---------        ---------

     NET INCOME                         $   1,428        $   1,191           $     811        $     247
                                        =========        =========           =========        =========

EARNINGS PER SHARE                      $    0.17        $    0.14           $    0.10        $    0.03
                                        =========        =========           =========        =========

WEIGHTED AVERAGE NUMBER
   OF SHARES                                8,254            8,441               8,261            8,527
                                        =========        =========           =========        =========



The accompanying notes are an integral part of these consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                       Common Stock         Additional                     Treasury Stock
                                       ------------          Paid-In       Retained        --------------
                                    Shares      Dollars      Capital       Earnings      Shares     Dollars       Total
                                    ------      -------     ----------     --------      ------     -------       -----

Balance -
  January 27, 1996                  9,239     $      9       $ 35,170     $ 14,306        (965)    $ (3,437)    $ 46,048
Purchase of treasury stock             --           --             --           --         (20)         (80)         (80)
Retirement of treasury stock         (965)          (1)        (3,453)          --         965        3,454           --
Net income                             --           --             --          811          --           --          811
                                 --------     --------       --------     --------    --------     --------     --------
Balance -
 October 26, 1996                   8,274     $      8       $ 31,717     $ 15,117         (20)    $    (63)    $ 46,779
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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         Nine Months Ended
                                                                                   October 26,         October 28,
                                                                                      1996                 1995
                                                                                      ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $    811            $    247
   Adjustments to reconcile net income
     to net cash used in operating activities:
             Depreciation and amortization                                            2,974               2,691
             Provision for accounts receivable                                          210                 270
             Provision for sales returns                                               (187)                (80)
   (Increase)/decrease in operating assets:
             Accounts receivable                                                     (7,496)            (12,912)
             Inventories                                                             (1,748)             (1,124)
             Prepaid expenses and other current assets                                  297                (359)
             Other assets                                                              (312)               (287)
             Intangibles                                                               (119)               (427)
   Increase/(decrease) in operating liabilities:
             Accounts payable                                                         4,006              (1,495)
             Accrued expenses                                                           232               1,308
             Taxes payable                                                              499                 155
                                                                                   --------            --------

                    Net cash used in operating activities                              (833)            (12,013)
                                                                                   --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment - net                                   (2,643)             (3,905)
                                                                                   --------            --------

                    Net cash used in investing activities                            (2,643)             (3,905)
                                                                                   --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt
     and capital lease liabilities                                                   (3,111)             (2,595)
   Proceeds from long term debt                                                          --               6,000
   Purchase of treasury stock                                                           (80)               (673)
   Proceeds from line of credit                                                          --               5,000
   Proceeds from mortgage                                                                --               2,500
                                                                                   --------            --------

                    Net cash (used in)/provided by financing activities              (3,191)             10,232
                                                                                   --------            --------

DECREASE IN CASH AND EQUIVALENTS                                                     (6,667)             (5,686)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                           6,673               5,815
                                                                                   --------            --------

CASH AND EQUIVALENTS AT END OF PERIOD                                              $      6            $    129
                                                                                   ========            ========


SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
Cash paid during the period for:
Interest and gold consignment fees                                                 $  2,498            $  2,817
Taxes                                                                              $      0            $    176



The accompanying notes are an integral part of these consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR QUARTER ENDED OCTOBER 26, 1996
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 27, 1996 IS UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     The unaudited interim consolidated condensed balance sheet as of October 26, 1996 and the consolidated condensed statements of operations for the nine months ended October 26, 1996 and October 28, 1995, and the consolidated condensed statements of cash flows for the nine months ended October 26, 1996 and October 28, 1995, and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the 1996 Annual Report to Stockholders of Michael Anthony Jewelers, Inc. (the "Company").

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR QUARTER ENDED OCTOBER 26, 1996
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 27, 1996 IS UNAUDITED)

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

     The average price of gold in the current quarter was $382 per ounce as compared to $383 per ounce for the quarter ended October 28, 1995.

3.   INVENTORIES
     -----------

     Inventories consist of:


                                           October 26,       January 27,
                                              1996              1996
                                           ----------        ----------
                                           (Unaudited)

                                                   (In thousands)

           Finished goods                  $46,866             $56,621
           Work in process                  30,210              15,240
           Raw materials                    10,911               8,537
                                           -------             -------

                                            87,987              80,398

           Less:
           Consigned gold                   66,541              60,700
                                           -------             -------

                                           $21,446             $19,698
                                           =======             =======


     Inventories as of October 26, 1996 and January 27, 1996 excluded 173,900 and 149,300 ounces of gold on consignment, respectively.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR QUARTER ENDED OCTOBER 26, 1996
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 27, 1996 IS UNAUDITED)

4.   STOCK REPURCHASE PROGRAM
     ------------------------

     In December 1995, the Company announced a Common Stock repurchase program pursuant to which the Company may repurchase up to 750,000 shares of Common Stock. As of November 21, 1996, the Company had repurchased a total of 80,000 shares on the open market for an aggregate price of approximately $220,000, of which 60,000 shares have been retired. Effective May 24, 1996 the Board of Directors authorized the Company to retire 965,200 shares of Common Stock, previously held as Treasury Stock.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS
ENDED OCTOBER 26, 1996 AND OCTOBER 28, 1995
-------------------------------------------

Net sales for the three months ended October 26, 1996 were approximately $48,772,000, an increase of 3.7% from net sales of approximately $47,037,000 for the comparable period last year. The increase in net sales resulted from increased shipments to the retail segment of the Company's customer base, which increase was offset in part by decreased shipments to the wholesale segment of the Company's customer base.

Gross profit margin increased to approximately 18.4% of net sales for the three months ended October 26, 1996, compared to approximately 17.5% for the comparable period last year. The increase in the gross profit margin was attributable to a change in the Company's product mix and increased sales of the Company's licensed products.

Selling, general and administrative expenses for the three months ended October 26, 1996 were approximately $6,019,000, an increase of $588,000 or 10.8% from approximately $5,431,000 for the comparable period last year. As a percentage of net sales, selling, general and administrative expenses increased to 12.3% for the three months ended October 26, 1996 from 11.5% for the comparable period last year. Included in selling, general and administrative expenses for the three months ended October 26, 1996, was $275,000 of costs related to the terminated acquisition negotiations with OroAmerica. The other increase of $313,000 is primarily attributable to increases in (i) royalty and licensing expenses and (ii) product and packaging supplies. These increases were offset in part by decreases in (i) legal and accounting expenses and (ii) advertising related expenses.

Other expenses-net for the three months ended October 26, 1996 were approximately $647,000, a decrease of $203,000 or 23.9% compared to approximately $850,000 for the comparable period last year. Gold consignment fees decreased $136,000 primarily due to the lower level of consignment inventory and lower consignment interest rates from the comparable period last year. Interest income increased $39,000 due to the Company's higher cash position from the comparable period last year.

As a result of the above factors, the Company's net income for the three months ended October 26, 1996 was approximately $1,428,000 or $.17 per share on 8,254,000 weighted average shares outstanding, compared to net income of $1,191,000 or $.14 per share on 8,441,000 weighted average shares outstanding for the comparable period last year.

ITEM 2                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                           MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (INFORMATION SUBSEQUENT TO JANUARY 27, 1996 IS UNAUDITED)

RESULTS OF OPERATIONS FOR THE NINE MONTHS
ENDED OCTOBER 26, 1996 AND OCTOBER 28, 1995
-------------------------------------------

Net sales for the nine months ended October 26, 1996 were approximately $105,681,000, an increase of 6.5% from net sales of approximately $99,198,000 for the comparable period last year. The increase in net sales resulted from increased shipments to the retail segment of the Company's customer base, which increase was offset in part by decreased shipments to the wholesale segment of the Company's customer base.

Selling, general and administrative expenses for the nine months ended October 26, 1996 were approximately $14,836,000, an increase of $775,000 or 5.5% from approximately $14,061,000 for the comparable period last year. Included in selling, general and administrative expenses for the nine months ended October 26, 1996, was $275,000 of costs related to the terminated acquisition negotiations with OroAmerica. The other increase of $500,000 is primarily attributable to increases in (i) royalty and licensing expenses and (ii) product and packing supplies. These increases were offset in part by decreases in (i) legal and accounting expenses and (ii) advertising related expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 14.0% for the nine months ended October 26, 1996, from 14.2% for the comparable period last year.

Other expenses-net for the nine months ended October 26, 1996 were approximately $1,844,000, a decrease of $436,000 or 19.1% compared to approximately $2,280,000 for the comparable period last year. Gold consignment fees decreased $335,000 primarily due to the lower level of consignment inventory and lower consignment interest rates from the comparable period last year. Interest expense decreased $71,000 due to the Company's principal payments on its long term debt, in January 1996 and May 1996. Interest income increased $65,000 due to the Company's higher cash position from the comparable period last year.

As a result of the above factors, the Company's net income for the nine months ended October 26, 1996 was approximately $811,000 or $.10 per share on 8,261,000 weighted average shares outstanding, compared to net income of $247,000 or $.03 per share on 8,527,000 weighted average shares outstanding for the comparable period last year.

ITEM 2         MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (INFORMATION SUBSEQUENT TO JANUARY 27, 1996 IS UNAUDITED)

Liquidity and Capital Resources
-------------------------------

The Company relies on a gold consignment program, short-term and long-term borrowings and internally generated funds to finance its operations. The Company fills most of its gold supply needs through gold consignment arrangements with the Gold Lenders. Under the terms of those arrangements, the Company is entitled to lease the lesser of (i) an aggregate of 250,000 ounces of fine gold or (ii) consigned gold with an aggregate value equal to $106,899,000. The consigned gold is secured by certain property of the Company including inventory and machinery and equipment. The Company pays the Gold Lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix. The Company believes that its financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to the Company. As of October 26, 1996, the Company held 173,900 ounces of gold on consignment with a market value of $66,541,000.

The consignment agreements contain certain restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and each of the agreements requires the Company to own a specific amount of gold at all times. At October 26, 1996, the Company was in compliance with the covenants in its consignment agreements and the Company's owned gold inventory was valued at approximately $6,304,000. Management believes that the supply of gold available through the Company's gold consignment arrangements, in conjunction with the Company's owned gold, is sufficient to meet the Company's requirements.

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

On August 21, 1996 and September 19, 1996, the Company received notice from two existing Gold Lenders that they both plan to discontinue their involvement in the jewelry lending business and will be terminating their respective consignment agreements with the Company in February 1997. This will reduce the aggregate ounces the Company is entitled to lease from 250,000 ounces of fine gold to 243,000, with an aggregate value equal to $105,975,000. However, based upon current and anticipated needs, this change will not have any impact on the Company.

ITEM 2       MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (INFORMATION SUBSEQUENT TO JANUARY 27, 1996 IS UNAUDITED)

Liquidity and Capital Resources (Continued)
-------------------------------------------

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

While the Company believes its supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may result in reduced demand for the Company's products. From January 28, 1996 until October 26, 1996, the closing price of gold according to the Second London Gold Fix ranged from a low of $379 per ounce to a high of nearly $415 per ounce. There can be no assurances that fluctuations in the precious metals and credit markets would not result in an interruption of the Company's gold supply or the credit arrangements necessary to allow the Company to support its accounts receivable and continue the use of consigned gold.

In each of 1987 and 1992, the Company issued $10,000,000 principal amount of senior secured notes with various insurance companies, which accrue interest at 10.5% and 8.61% per annum, respectively. In February 1995, the Company issued an additional $6,000,000 principal amount of senior secured notes with various insurance companies, which currently accrue interest at 7.00% per annum. The various insurance company lenders are collectively referred to as the "Senior Note Holders". These notes are secured by the Company's accounts receivable, machinery and equipment, inventory (secondary lien to the Gold Lenders) and proceeds. In addition, the note purchase agreements contain certain restrictive financial covenants and restrict the payment of dividends. At October 26, 1996, the Company was in compliance with the covenants and $15,917,000 of principal remained outstanding under the notes issued in 1987, 1992 and 1995.

On October 6, 1995, the Company obtained a loan from a bank in the amount of $2,500,000. As collateral for the loan, the Company granted the bank a first mortgage on the Company's corporate headquarters. The mortgage has a ten-year term and interest on the mortgage accrues at 8% per annum. In addition, the mortgage contains certain restrictive financial covenants. At October 26, 1996, the Company was in compliance with the covenants and $2,408,000 of principal remained outstanding under the mortgage.

ITEM 2          MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 27, 1996 IS UNAUDITED)

Liquidity and Capital Resources (Continued)
-------------------------------------------

In September 1994, the Company entered into a line of credit arrangement with a commercial bank (the "Line of Credit"), under which the Company may borrow up to $15,000,000. The Line of Credit is secured by certain assets of the Company, including accounts receivable and inventory. As of October 26, 1996, there was no amount outstanding under the Line of Credit. As of November 21, 1996, $4,100,000 was outstanding under the Line of Credit. The Line of Credit currently expires on July 31, 1997, subject to annual renewal.

Cash and marketable securities decreased from $6,673,000 at January 27, 1996 to $6,000 at October 26, 1996. This decrease was primarily due to the Company's seasonal increase in accounts receivable and inventory.

During the nine months ended October 26, 1996, the Company used $833,000 of cash from operations as compared with $12,013,000 for the comparable period last year. The decrease is primarily due to (i) improved collections of accounts receivable and (ii) increased accounts payable, principally due to seasonal gold purchases and the timing of payments.

Cash of $2,643,000 was used for investing activities, comprised of equipment purchases, as compared to $3,905,000 used for equipment and land purchases during the comparable nine-month period last year. Cash of $3,191,000 was used for financing activities during the nine-month period, primarily representing scheduled payments of long-term debt.

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

For the balance of fiscal 1997, the Company projects capital expenditures of approximately $900,000, which includes certain improvements on its leased and owned properties, but does not include any other expenses related to the possible acquisition of the Leased Properties.

The Company believes that its long-term debt and existing lines of credit provide sufficient funding for the Company's operations. Except with respect to financing for the possible acquisition of its Leased Properties as discussed above, the Company believes that its long-term debt and existing lines of credit provide sufficient funding for the Company's operations. In the event that the Company requires additional financing during fiscal 1997, it will be necessary to fund this require-

ITEM 2          MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 27, 1996 IS UNAUDITED)

Liquidity and Capital Resources (Continued)
-------------------------------------------

ment through expanded credit facilities with its existing or other lenders. The Company believes that such additional financing can be arranged.

On November 18, 1996, the Company terminated its acquisition negotiations with OroAmerica, Inc. Included in selling, general and administrative expenses for the three and nine months ended October 26, 1996 was a pre-tax charge of $275,000 related to the terminated acquisition.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Item 1 through Item 5

     Not applicable.

Item 6.

     (a)  Exhibits
          --------

            10.1         Amendment to the 1993 Long Term Incentive Plan
            10.2         Amendment to the Non-Employee Directors' Plan
            27           Financial Data Schedule

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

                                             MICHAEL ANTHONY JEWELERS, INC.

Dated: November 27, 1996                     By:/s/Allan Corn
                                             ------------------------
                                             Allan Corn
                                             Senior Vice President and
                                             Chief Financial Officer

                                  EXHIBIT INDEX
                                       TO
                  FORM 10-Q FOR QUARTER ENDED OCTOBER 26, 1996

Exhibit No.                                                       Page No.
----------                                                        -------

  10.1         Amendment to the 1993 Long Term Incentive Plan       18

  10.2         Amendment to the Non-Employee Directors' Plan        20

   27          Financial Data Schedule                              22