Form 10-K
period 1997-02-01
MICHAEL ANTHONY JEWELERS INC
filed 1997-04-30
CIK 799515

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE FISCAL YEAR ENDED
                                FEBRUARY 1, 1997
                             COMMISSION FILE NUMBER
                                     015230

                         MICHAEL ANTHONY JEWELERS, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

             DELAWARE                                   132910285
  (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

   115 SOUTH MACQUESTEN PARKWAY                           10550
      MOUNT VERNON, NEW YORK                           (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (914) 6990000

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 18, 1997.

    COMMON STOCK, PAR VALUE $.001                               7,771,115
        (TITLE OF EACH CLASS)                              (NUMBER OF SHARES)

Aggregate market value of common stock held by nonaffiliates at April 18, 1997:
$15,929,268*

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III Portions of registrant's Definitive Proxy Statement for Annual Meeting of Stockholders for Fiscal 1997 (to be filed within 120 days of end of Fiscal
Year).

Part IV Certain exhibits to (i) registrant's Registration Statement on Form S-1 (File No. 338289), (ii) registrant's Current Report on Form 8-K filed on June 24, 1992, (iii) registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, (iv) registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, (v) registrant's Registration Statement on Form S-3 (File No. 3371308), (vi) registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, (vii) registrant's Transition Report on Form 10-K for the transition period from July 1, 1994 to January 28, 1995, (viii) registrant's Annual Report on Form 10-K for the fiscal year ended January 27, 1996, (ix) registrant's Quarterly Report on Form 10-Q for the quarter ended July 27, 1996, and (x) registrant's Quarterly Report on Form 10-Q for the quarter ended October 26, 1996.

* Excludes holdings, among others, of Allan Corn, Frances Durden, David Harris, Donald R. Miller, Michael Anthony Paolercio, Greg Torski, Michael Wager and Fredric R. Wasserspring who should not be deemed affiliates for any other purpose.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         Michael Anthony Jewelers, Inc. (the "Company") is a leading designer, marketer and manufacturer of affordable fine jewelry in the United States. The Company sells its jewelry directly to jewelry chain stores, discount stores, department stores, television home shopping networks, catalogue retailers, and wholesalers. The Company manufactures jewelry targeted towards the middle market, which generally retail between $20 and $200. The Company's products include rope chain, bracelets, charms, pendants, earrings, rings and watches, which jewelry is sold in over 20,000 retail locations nationwide.

         Most of the Company's products are manufactured at its Mount Vernon, New York facility. The Company utilizes manufacturing processes that combine modern technology and mechanization with handcraftsmanship. In order to better meet its customers' needs, the Company has developed a wide range of customer service programs, such as inventory management assistance through electronic data interchange, customized packaging, barcoding and computerized analysis of sales and marketing trends. As a result of its vertical integration and customer service programs, the Company is able to be responsive to its customers' needs and manufacture and deliver most orders on a timely and more cost-effective basis than many of its competitors.

         The Company was organized as a Delaware corporation in 1986 and is the successor to Michael Anthony Jewelers, Inc., a New York corporation, organized in 1977.

CHANGES IN FISCAL YEAR

         On November 3, 1994, the Company's Board of Directors approved a change in the fiscal year end of the Company from June 30th to a fiscal year ending on the last Saturday in January, effective for the seven month period ended January 28, 1995. During fiscal 1997, the Company changed its fiscal year end from the last Saturday in January to the Saturday closest to the end of January, effective with the fiscal year ended February 1, 1997. Fiscal years ended February 1, 1997 and January 27, 1996 were comprised of 53 and 52 weeks, respectively.

         As used below, (a) fiscal 1997 refers to the fiscal year ended February 1, 1997, (b) fiscal 1996 refers to the fiscal year ended January 27, 1996, (c) "Transition Period" refers to the seven months ended January 28, 1995 and (d) "fiscal 1994" refers to the fiscal year ended June 30, 1994.

PRODUCT LINES

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

         The M.A.J. manufacturing division manufactures gold rope chain, gold locks used in the production of rope chain, and designs gold tubing and bangle blanks used in the production of bangle bracelets. The M.A.E. manufacturing division manufactures gold earrings and certain findings used to assemble jewelry.

         The Company also manufactures a line of men's and ladies' 14 karat gold watches under the "Michael Anthony" brand name.

         The tables below set forth the approximate percentage of (i) sales and
(ii) kilos shipped in fiscal years 1997, 1996, the Transition Period and in fiscal year 1994, respectively, attributable to each of the Company's product categories.

                                                                  APPROXIMATE
FISCAL 1997                             APPROXIMATE               % OF KILOS
PRODUCT CATEGORY                        % OF SALES                  SHIPPED
----------------                        ----------                  -------

Casted                                         44                        37
Chains                                         43                        50
Earrings                                        5                         4
Other items                                     8                         9
                                              ---                       ---
         Total                                100%                      100%
                                              ===                       ===

                                                                  APPROXIMATE
FISCAL 1996                             APPROXIMATE               % OF KILOS
PRODUCT CATEGORY                        % OF SALES                  SHIPPED
----------------                        ----------                  -------

Casted                                         45                        34
Chains                                         42                        51
Earrings                                        6                         4
Other items                                     7                        11
                                              ---                       ---
         Total                                100%                      100%
                                              ===                       ===

                                                                  APPROXIMATE
1995 TRANSITION PERIOD                  APPROXIMATE               % OF KILOS
PRODUCT CATEGORY                        % OF SALES                  SHIPPED
----------------                        ----------                  -------

Casted                                         43                        34
Chains                                         42                        52
Earrings                                        5                         4
Other items                                    10                        10
                                              ---                       ---
         Total                                100%                      100%
                                              ===                       ===

                                                                  APPROXIMATE
FISCAL 1994                             APPROXIMATE               % OF KILOS
PRODUCT CATEGORY                        % OF SALES                  SHIPPED
----------------                        ----------                  -------

Casted                                         45                        35
Chains                                         40                        49
Earrings                                        7                         6
Other items                                     8                        10
                                              ---                       ---
         Total                                100%                      100%
                                              ===                       ===

         The Company's jewelry line includes licensed products manufactured pursuant to arrangements with such licensors as Warner Bros., Inc. (licensors of Looney Tunes(R)) characters), National Football League Properties, Inc., Major League Baseball Properties, Inc., NBA Properties, Inc., NHL Enterprises, Inc., United Features Syndicate (Peanuts(R)), Playboy Enterprises, Inc., Cathy(R) and many nationally recognized colleges, including Notre Dame and the University of Florida. The Company manufactures jewelry products, particularly charms, pendants and pins, depicting the popular logos and symbols associated with these licensors. The Company pays each of these licensors a royalty ranging from 6% to 12% on sales of the licensed products. During the fiscal year ended February 1, 1997, the Company's licensed products represented approximately 11% of the Company's net sales.

         The Company maintains an inhouse design staff which utilizes CAD/CAM (computer aided design/computer aided manufacturing) technology to enhance its design, modeling and production capabilities. The equipment is utilized for the design of the Company's new products and for modifying the scale of existing Company designs. The Company's policy is to obtain proprietary protection for its products and designs whenever possible.

         The Company updates its product catalogue each year by adding new designs and eliminating less popular styles. Items removed from the Company's current catalogue generally remain available on a special order basis.

MANUFACTURING PROCESS

         At the Company's manufacturing facility in Mount Vernon, New York, manufacturing processes combine modern technology and mechanization with handcraftsmanship to produce fashionable and affordable gold jewelry. The manufacturing processes utilized by the Company include the casting (or lost wax) method, a photoetching process which has allowed the Company to enter the lower priced segment of the market through production of ultralight products and the diamond cut process, a technique which produces a sparkling effect on a finished piece of gold jewelry.

         The Company's rope chain product is manufactured by machinery designed in accordance with a patented process. The equipment is capable of operating 24 hours a day and requires minimal direct labor costs, which has enabled the Company to become one of the lowest cost producers of rope chain in the United States.

         During fiscal 1997, the Company manufactured approximately 95% of its products from gold bullion and other raw materials and purchased approximately 5% of its product as semi-finished or finished goods. The Company does not believe the loss of any supplier would have a material adverse effect on its business. Alternative sources of supply for the goods purchased by the Company are readily available.

BACKLOG

         Orders from the Company's retail customers typically have shipment dates that range from 24 hours to 60 days. Substantially all of the Company's wholesale customers' orders are for immediate shipment and generally are shipped within 7 days of receipt. As of April 18, 1997, the aggregate dollar value of the Company's backorders was approximately $6,800,000. The Company expects that substantially all of the current backlog will be shipped in the next 45 days. Management of the Company does not believe that backlog is indicative of the Company's future results of operations, as backlog as of any given date is not necessarily indicative of sales trends.

MARKETING AND SALES

         The Company markets and sells its jewelry primarily through its inhouse sales force. Sales are made by the Company's sales personnel primarily at the Company's showroom in Mount Vernon, New York and direct presentations at customers' locations. Products are promoted through the use of catalogues, advertisements in trade publications, trade show exhibitions and cooperative advertising allowances with certain customers.

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

         The Company's jewelry is sold primarily to jewelry chain stores, discount stores, department stores, television home shopping networks, catalogue retailers and wholesalers. The Company assists its customers in allocating their purchasing budget among the items in the various product lines by advising them of items having higher consumer demand as determined by the Company's computerized market analysis. Prices vary on the basis of service required by customers. The Company ships its products in bulk to wholesale distributors and for certain retail chains, such as Sterling Jewelers, Inc. (a division of Signet Group PLC and the owner of Kay Jewelers and J.B. Robinson Jewelers), Wal*Mart, J.C. Penney, Zales, Service Merchandise and Kmart, the Company prepackages and price tags most items, and then ships an order of many different items to distribution centers and stores in the chain. The Company provides additional services to certain of its customers to meet their specific marketing needs, such as tagging, boxing and point-of-sale displays.

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

         During the fiscal year ended February 1, 1997, sales to the five largest of the Company's customers aggregated approximately 51% of total net sales. The Company's two largest customers were Sterling Jewelers, Inc. and Wal*Mart Stores, Inc., accounting for approximately 13% and 12% of net sales, respectively. The Company has no long-term contractual commitments with any of its customers, nor are any of the Company's customers subject to any contractual provisions or other restrictions which preclude them from purchasing products from the Company's competitors.

         The Company reduces gross sales by the amount of returns and discounts to determine net sales each month. The Company establishes each month a reserve for returns based on its historical experience, the amount of gross sales and the customer base. The total of actual returns and the provision for the returns reserve amounted to approximately 13% of gross sales in fiscal 1997, 14% of gross sales in fiscal 1996, 16% of gross sales for the Transition Period and 10% of gross sales for fiscal 1994. For further information regarding the reserve for returns, see Note 1 - Notes to Consolidated Financial Statements.

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

COMPETITION

         The jewelry industry is highly competitive, both in the United States and on a global basis. The Company encounters competition primarily from manufacturers with national and international distribution capabilities and, to a lesser extent, from small regional suppliers of jewelry. Management believes that the Company is well positioned in the industry and has a reputation for responsive customer service, high quality and well designed jewelry with broad consumer appeal.

         The principal competitive factors in the industry are price, quality, design and customer service. The Company's specialized customer service programs are important competitive factors in sales to nontraditional jewelry retailers, including television shopping networks and discount merchandisers. The Company believes that its infrastructure which enables it to offer these programs, combined with low cost manufacturing capabilities, provide the Company with competitive strengths that distinguish it from most of its current competitors. The recent trend towards consolidation at the retail level in the jewelry industry may increase the level of competition facing the Company.

SEASONAL NATURE OF BUSINESS

         The Company's business is seasonal in nature. Presented below are the Company's net sales for each quarter of fiscal 1997, fiscal 1996, for the first quarter of the Transition Period and the four month period ended January 28, 1995 and for each quarter of fiscal 1994:

                                                      NET               % OF
          ($ IN THOUSANDS)                           SALES            NET SALES
          ----------------                           -----            ---------
Fiscal 1997 Ended February 1, 1997
  First Quarter                                       $29,203               19%
  Second Quarter                                      $27,706               18%
  Third Quarter                                       $48,772               33%
  Fourth Quarter                                      $44,948               30%
Fiscal 1996 Ended January 27, 1996
  First Quarter                                       $27,260               19%
  Second Quarter                                      $24,902               17%
  Third Quarter                                       $47,037               32%
  Fourth Quarter                                      $46,058               32%
Transition Period Ended January 28, 1995
  First Quarter                                       $34,101               37%
  Four Months                                         $59,220               63%
Fiscal 1994 Ended June 30, 1994
  First Quarter                                       $27,779               19%
  Second Quarter                                      $55,102               39%
  Third Quarter                                       $28,492               20%
  Fourth Quarter                                      $31,414               22%

         While the Company's net sales are subject to seasonal fluctuation, this fluctuation is mitigated to a degree by the early placement of orders by many of the Company's customers, particularly for the Christmas holiday season. In addition, the Company markets holiday and seasonal products year round for such occasions as Mother's Day, Valentine's Day, Father's Day, religious holidays and school graduations.

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

         The Company utilizes gold consignment arrangements with the Gold Lenders to supply substantially all of its gold needs. Under the terms of those arrangements, the Company is entitled to lease the lesser of (i) an aggregate of 250,000 ounces of fine gold or (ii) consigned gold with an aggregate value equal to $106,695,000. The consigned gold is secured by certain property of the Company including inventory and machinery and equipment. The Company pays the Gold Lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix. The Company believes that its financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to the Company. At February 1, 1997, the Company held 116,590 ounces of gold on consignment with a market value of $40,282,000.

         The consignment agreements contain certain restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and each of the agreements requires the Company to own a specific amount of gold at all times. At February 1, 1997, the Company was in compliance with the covenants in its consignment agreements and the Company's owned gold inventory was valued at approximately $6,727,000. Management believes that the supply of gold available through the Company's gold consignment arrangements, in conjunction with the Company's owned gold, is sufficient to meet the Company's requirements.

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

         While the Company believes its supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may result in reduced demand for the Company's products. From July 1, 1994 until February 1, 1997, the closing price of gold according to the Second London Gold Fix ranged from a low of $346 per ounce to a high of $415 per ounce. There can be no assurance that fluctuations in the credit and precious metals markets would not result in an interruption of the Company's gold supply or the credit arrangements necessary to allow the Company to support its accounts receivable and continue the use of consigned gold.

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

EMPLOYEES

         As of February 1, 1997, the Company employed 519 persons, 407 of which were directly engaged in manufacturing and distribution operations, with the remaining 112 employees who were engaged in administration and sales. The Company considers relations with its employees to be good.

ENVIRONMENTAL MATTERS

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

ACQUISITIONS

         While the Company intends to continue to aggressively market its gold jewelry product lines to its existing customer base, management of the Company believes opportunities exist to increase sales by expanding its customer base and exploring product lines that may utilize diamonds or colored stones (precious, semiprecious or synthetic). As part of the Company's strategy to increase sales to new and existing customers, in 1994 and 1995 the Company acquired two small jewelry manufacturers. As a result of these transactions, the Company increased its market share with an existing customer and added certain new customers.

         During fiscal 1997, the Company was engaged in merger discussions with one of its major competitors; however, on November 18, 1996, both companies jointly announced that negotiations were terminated due to an inability to agree on the value of the stock portion of the purchase price. The Company plans to continue pursuing the acquisition of one or more additional companies that manufacture and distribute jewelry products.

ITEM 2. PROPERTIES.

         The manufacturing and distribution facilities of the Company are located in three adjacent buildings in Mount Vernon, New York having a total of approximately 74,000 square feet. Pursuant to lease agreements entered into in May 1991 and May 1995, respectively, with Michael Anthony Company, now known as MacQuesten Realty Company ("MRC"), a New York general partnership, the general partners of which are Michael Paolercio ("MP") and Anthony Paolercio ("AP"), during fiscal 1997 the Company paid rent of approximately $624,000, for the adjacent buildings housing its manufacturing facilities located at 50, 60 and 70 South MacQuesten Parkway in Mount Vernon, plus real estate taxes and other occupancy costs. The Company believes that the terms of these lease arrangements with MRC are no less favorable than those that could have been obtained from an unaffiliated party. Subject to the Company's option to acquire the properties located at 60 and 70 South MacQuesten Parkway, Mt. Vernon, discussed in more detail below, the Company will pay an average annual rent of approximately $478,000 over the term of the leases, plus real estate taxes and other occupancy costs.

         As part of its long-term strategic plan, the Company plans to acquire during fiscal 1998, one of the buildings housing its manufacturing facilities (the "50 Building") from MRC for a purchase price of $1,150,000. The 50 Building has approximately 22,000 square feet.

         The Special Real Estate Committee of the Board of Directors, comprised of the Company's independent, outside directors, obtained an appraisal of the 50 Building, and after reviewing the appraisal and negotiation with MRC as to the terms of purchase, recommended the acquisition to the Company's Board of Directors. On April 4, 1997, the Board of Directors voted unanimously, with Michael and Anthony Paolercio abstaining, to authorize the acquisition of the 50 Building, subject to (1) receipt of an updated, satisfactory appraisal and (2) the Company obtaining an exclusive, two-year option to acquire from MRC the remaining manufacturing facilities housed in the buildings located at 60 and 70 South MacQuesten Parkway, Mt. Vernon at an aggregate purchase price of $2,350,000 and on terms and conditions substantially the same as those agreed to for the purchase of the 50 Building.

         The general terms of a Contract of Sale for the acquisition of the 50 Building have been agreed to, subject to the Company reviewing its financing alternatives.

         In the event the Company acquires the 50 Building and subsequently exercises its option to acquire the properties located at 60 and 70 South MacQuesten, the Company would incur additional long-term indebtedness in order to finance the purchase.

         On December 1, 1994, the Company acquired its corporate headquarters premises in Mount Vernon, New York (the "Headquarters Property") from MRC. The Headquarters Property has approximately 71,000 square feet.

         The Special Real Estate Committee of the Board of Directors obtained an appraisal of the Headquarters Property, and after review of the appraisal and negotiation with MRC as to the terms of purchase of the Headquarters Property, recommended the acquisition to the Company's Board of Directors. On November 28, 1994, the Board of Directors voted unanimously, with MP abstaining and AP absent, to authorize the acquisition of the Headquarters Property. Under the terms of a Contract of Sale, dated November 28, 1994, the Company acquired the Headquarters Property from MRC for the sum of $2,490,000. The Company funded the acquisition of the Headquarters Property with cash from its operations and subsequently financed the purchase with a mortgage loan from a bank.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol MAJ. The Company's Common Stock began its listing on AMEX on October 25, 1991. Prior to its listing on AMEX, the Company's Common Stock was traded in NASDAQ National Market System. The following table sets forth the high and low sale prices per share on AMEX for the fiscal years 1997, 1996 and the Transition Period.

FISCAL YEAR ENDED FEBRUARY 1, 1997                                                          HIGH                LOW
----------------------------------                                                          ----                ---

First Quarter                                                                                3 7/16             2 3/4
Second Quarter                                                                               3 5/8              2 3/4
Third Quarter                                                                                3 5/8              2 3/4
Fourth Quarter                                                                               3 7/16             2 15/16

FISCAL YEAR ENDED JANUARY 27, 1996                                                          HIGH                LOW
----------------------------------                                                          ----                ---

First Quarter                                                                                 3 7/8             3 1/8
Second Quarter                                                                                3 1/2             2 5/8
Third Quarter                                                                                 3                 2 3/8
Fourth Quarter                                                                                3 1/8             2 1/2

TRANSITION PERIOD ENDED JANUARY 28, 1995                                                    HIGH                LOW
----------------------------------------                                                    ----                ---

First Quarter                                                                                 6 3/8             5
Four Months ended January 28, 1995                                                            7                 3 1/2

         As of April 18, 1997, there were 234 holders of record of the Company's Common Stock (including brokers holding in street name).

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

         In December 1995, the Company announced a new Common Stock Repurchase Program (the "Stock Repurchase Program") pursuant to which the Company may repurchase up to 750,000 shares of Common Stock. On April 4, 1997, the Board of Directors authorized an increase of an additional 500,000 shares of Common Stock that the Company may repurchase under the Stock Repurchase Plan. As of April 18, 1997, the Company had repurchased a total of 567,400 shares of Common Stock under the Stock Repurchase Program for a total of approximately $1,751,390.

ITEM 6. SELECTED FINANCIAL DATA.

         The following selected financial data of the Company should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K.

                                  YEAR ENDED          SEVEN MONTHS
                              ------------------         ENDED                 YEAR ENDED JUNE 30,
                             FEB. 1,      JAN. 27,      JAN. 28,        -------------------------------
                              1997          1996          1995          1994          1993         1992
                              ----          ----          ----          ----          ----         ----
                                                     (IN THOUSANDS,
                                                 EXCEPT PER SHARE AMOUNTS)

STATEMENT OF OPERATIONS

Net sales                  $ 150,629     $ 145,257     $  93,321     $ 142,787     $ 119,615     $ 112,748
Cost of goods sold           124,041       121,195        76,782       114,151        97,509        92,028
                           ---------     ---------     ---------     ---------     ---------     ---------
Gross profit                  26,588        24,062        16,539        28,636        22,106        20,720
Selling, general
  and administrative
  expenses                    21,372        19,455        12,628        17,887        17,148        19,030
                           ---------     ---------     ---------     ---------     ---------     ---------
Operating income               5,216         4,607         3,911        10,749         4,958         1,690
Other (expense)/
  income:
  Interest expense/
    gold consignment
    fee                       (3,155)       (3,835)       (2,030)       (3,157)       (3,066)       (2,629)
  Other income/
    (expense) net                507           442           117           564           643           458
                           ---------     ---------     ---------     ---------     ---------     ---------
Income/(loss)
  before income
  taxes                        2,568         1,214         1,998         8,156         2,535          (481)
Income tax
  provision/
  (benefit)                      778           486           774         3,176           964          (112)
                           ---------     ---------     ---------     ---------     ---------     ---------

Net income/(loss)          $   1,790     $     728     $   1,224     $   4,980     $   1,571     $    (369)
                           =========     =========     =========     =========     =========     =========
Earnings/(loss)
  per share                $     .22     $    0.09     $    0.14     $    0.63     $    0.23     $   (0.06)
                           =========     =========     =========     =========     =========     =========
Weighted average
  number of shares             8,241         8,475         8,749         7,945         6,916         6,450
                           =========     =========     =========     =========     =========     =========

BALANCE SHEET DATA:

Working capital            $  42,042     $  46,136     $  42,778     $  46,250     $  31,311     $  31,954
Total assets(1)               72,749        78,646        72,039        69,962        53,707        52,733
Long-term debt and
  capital lease
  liability                   14,294        19,192        13,282        13,210        15,824        18,009
Stockholders'
 equity                       47,042        46,048        46,445        45,608        28,402        26,137


(1) The year ended February 1, 1997, January 27, 1996, the seven months ended January 28, 1995 and the years ending June 30, 1994, 1993 and 1992 do not include consigned inventory, which had approximate value of $40,282,000, $60,700,000, $72,936,000, $70,818,000, $61,796,000 and
         $39,345,000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Introduction

         On November 3, 1994, the Company's Board of Directors approved a change in the fiscal year end of the Company from June 30th to a fiscal year ending on the last Saturday in January, effective for the seven month period ended January 28, 1995. During fiscal 1997, the Company changed its fiscal year end from the last Saturday in January to the Saturday closest to the end of January, effective with the fiscal year ended February 1, 1997. Fiscal years ended February 1, 1997 and January 26, 1996 were comprised of 53 and 52 weeks, respectively.

         As used below, (a) "fiscal 1997" refers to the fiscal year ended February 1, 1997, (b) "fiscal 1996" refers to the fiscal year ended January 27, 1996, (c) "Transition Period" refers to the seven months ended January 28, 1995 and (d) "fiscal 1994" refers to the fiscal year ended June 30, 1994.

         Results of Operations

         The following table sets forth, as a percentage of net sales, certain items appearing in the Company's Statements of Operations for the indicated fiscal years.

                                                                  YEAR ENDED                 SEVEN MONTHS
                                                        -----------------------------            ENDED         YEAR ENDED
                                                        FEBRUARY 1,        JANUARY 27,        JANUARY 28,       JUNE 30,
                                                          1997                1996               1995             1994
                                                          ----                ----               ----             ----

Net sales                                                100.0%              100.0%             100.0%            100.0%
Cost of sales                                             82.3                83.4               82.3              80.0
Selling, general and
  administrative expenses                                 14.2                13.4               13.5              12.5
Interest and gold consignment
  fee expense                                              2.1                 2.6                2.2               2.2
Other income                                               (.3)                (.2)               (.1)              (.4)
Income tax provision                                        .5                  .3                 .8               2.2
Net income                                                 1.2                  .5%               1.3%              3.5%

1997 VS. TWELVE MONTHS ENDED JANUARY 27, 1996

Net sales for fiscal 1997 were approximately $150,629,000, an increase of 4% from net sales of approximately $145,257,000 for the comparable period in fiscal 1996. The increase in net sales resulted primarily from the 53rd week, which amounted to approximately $3,200,000 and increased shipments to the retail segment of the Company's customer base, which increase was offset in part by decreased shipments to the wholesale segment of the Company's customer base.

Gross profit margin increased to approximately 17.7% of net sales for fiscal 1997 compared to approximately 16.6% for the comparable period in fiscal 1996. The increase in gross margin was attributable to a change in the Company's product mix and increased sales of the Company's licensed products, which have higher gross margins.

Selling, general and administrative expenses for fiscal 1997 were approximately $21,372,000, compared to $19,455,000 for the comparable period in fiscal 1996. As a percentage of net sales, these expenses increased to 14.2% in fiscal 1997 from 13.4% in fiscal 1996. The increased percentage is primarily attributed to
(i) increased product and packaging supplies, (ii) increased royalty and licensing expenses, (iii) increased payroll and payroll related expenses and
(iv) the terminated acquisition negotiations with a company. These increases were offset in part by a decrease in advertising related expenses.

Other expenses-net for fiscal 1997 were approximately $2,648,000, a decrease of $745,000 or 22% compared to approximately $3,393,000 for the comparable period in fiscal 1996. Interest expense (including gold consignment fees) was approximately $3,155,000 a decrease of $680,000, or 18%, from $3,835,000 for the comparable period in fiscal 1996. This decrease was primarily due to (i) a lower average level of consignment inventory, (ii) lower consignment rates and (iii) lower debt levels.

The effective tax rates for fiscal 1997 and fiscal 1996 were 30% and 40%, respectively. The decrease in the effective tax rate is due to the reversal of prior year accruals.

As a result of the above factors, the Company's net income for fiscal 1997 was approximately $1,790,000 compared to $728,000 for the comparable period in fiscal 1996.


1996 VS. TWELVE MONTHS ENDED JANUARY 28, 1995 (UNAUDITED)

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

Other income and expenses for fiscal 1996 were approximately $3,393,000, an increase of $604,000 or 22% from $2,789,000 for the comparable period in the prior year. Interest expense (including gold consignment fees) was approximately $3,835,000, an increase of $579,000, or 18%, from $3,256,000 for the comparable period in the prior year. This increase was primarily due to (i) higher consignment rates, (ii) a higher average level of consigned inventory, and (iii) loans placed in February and October 1995. The higher consignment rates had a negative impact later in the fiscal year. The higher average level of consigned inventory had a more significant impact in the beginning of the fiscal year. The increase in gold consignment fees was partially offset by lower interest expense due to principal payments in February and May 1995 on the Company's other long-term debt and lower interest expense on the Company's short-term borrowings.

The effective tax rates for fiscal 1996 and the comparable period in fiscal 1995 were 40% and 36.6%, respectively.

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

         Interest expense (including gold consignment fees) for the Transition Period was $2,030,000, an increase of $99,000, or 5%, from the prior comparable period. The increase was attributable to the costs to finance the Company's increased inventory position. Interest income decreased by $44,000 for the Transition Period compared to the comparable period of the prior year. This was due to lower amounts of funds available for short-term investments, which was a result of higher accounts receivable levels and capital expenditures.

         As a result of the above factors, the Company's net income for the Transition Period was $1,224,000, as compared to $3,227,000 for the comparable period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company relies on a gold consignment program, short-term and long-term borrowings and internally generated funds to finance its inventories and accounts receivable. The Company fills most of its gold supply needs through gold consignment arrangements with the Gold Lenders. Under the terms of those arrangements, the Company is entitled to lease the lesser of (i) an aggregate of 250,000 ounces of fine gold or (ii) consigned gold with an aggregate value equal to $105,164,000. The consigned gold is secured by certain property of the Company including inventory and machinery and equipment. The Company pays the Gold Lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix. The Company believes that its financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to the Company. As of February 1, 1997, the Company held 116,590 ounces of gold on consignment with a market value of $40,282,000.

The consignment agreements contain certain restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and each of the agreements requires the Company to own a specific amount of gold at all times. At February 1, 1997, the Company was in compliance with the covenants in its consignment agreements and the Company's owned gold inventory was valued at approximately $6,727,000. Management believes that the supply of gold available through the Company's gold consignment arrangements, in conjunction with the Company's owned gold, is sufficient to meet the Company's requirements.

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

         As of February 1, 1997, two of the Company's Gold Lenders terminated their respective gold consignment arrangements with the Company as a result of their decisions to discontinue their involvement in the jewelry industry. The Company also amended an existing agreement with a Gold Lender whereby the Gold Lender increased its commitment to the Company. Based on the Company's anticipated needs, these changes did not have any impact on the Company.

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

         While the Company believes its supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may result in reduced demand for the Company's products. From July 1, 1994 until February 1, 1997, the closing price of gold according to the Second London Gold Fix ranged from a low of $346 per ounce to a high of nearly $415 per ounce. There can be no assurances that fluctuations in the precious metals markets and credit would not result in an interruption of the Company's gold supply or the credit arrangements necessary to allow the Company to support its accounts receivable and continue the use of consigned gold.

         In each of 1987 and 1992, the Company issued $10,000,000 principal amount of senior secured notes with various insurance companies, which accrue interest at 10.5% and 8.61% per annum, respectively. In February 1995, the Company issued an additional $6,000,000 principal amount of senior secured notes with various insurance companies, with interest as of February 1, 1997 at 7.00% per annum. These notes are secured by the Company's accounts receivable, machinery and equipment, inventory (secondary lien to the Gold Lenders) and proceeds. In addition, the note purchase agreements contain certain restrictive financial covenants and restrict the payment of dividends. At February 1, 1997, the Company was in compliance with the covenants and $14,416,666 of principal remained outstanding under the notes issued in 1987, 1992 and 1995.

         On October 6, 1995, the Company obtained a loan from a bank in the amount of $2,500,000. As collateral for the loan, the Company granted the bank a first mortgage on the Company's corporate headquarters. The mortgage has a ten-year term and interest on the mortgage will accrue at 8% per annum. In addition, the mortgage contains certain restrictive financial covenants. At February 1, 1997, the Company was in compliance with the covenants. As of February 1, 1997, $2,384,000 of principal remained outstanding under the mortgage.

         The Company has a line of credit arrangement with a commercial bank (the "Line of Credit"), under which the Company may borrow up to $15,000,000. The Line of Credit is secured by certain assets of the Company, including accounts receivable and inventory. As of February 1, 1997, there was no amount outstanding under the Line of Credit. The Line of Credit has been renewed and currently expires on July 31, 1997, subject to annual renewal. Management believes that the Line of Credit will be renewed; however, if the current lender decides not to renew the Line of Credit, the Company believes that other lenders would be willing to enter into a similar arrangement.

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

         During fiscal 1997, cash provided from operating activities was $13,160,000. This was primarily attributable to a decrease in accounts receivable of $8,763,000 and net income of $1,790,000 which included depreciation and amortization of $3,749,000. The decrease in accounts receivable is attributed to the Company's implementation of a more aggressive collection policy.

         Cash of $3,816,000 was utilized for investing purposes during fiscal 1997, primarily to purchase machinery and equipment of approximately $2,835,000 and for building and leasehold improvements of $981,000.

         During fiscal 1997, cash utilized in financing activities totaled $5,587,000. This was primarily attributed to payments of long term debt of $4,776,000 and purchase of treasury stock of $811,000.

         As part of its long-term strategic planning, the Company has decided to pursue a plan to expand its manufacturing and distribution facilities and to acquire certain properties it is currently leasing from MRC (the "Leased Properties"). When the Company acquires such properties, the Company may incur or assume additional long-term indebtedness in order to finance their purchase.

         For fiscal 1998, the Company projects capital expenditures of approximately $3,200,000, which includes certain improvements on its leased and owned properties and the expenses related to the possible acquisition of the Leased Properties. See ITEM 2. PROPERTIES" and ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

         Except with respect to financing for the possible acquisition of its Leased Properties as discussed above, the Company believes that its long-term debt and existing lines of credit provide sufficient funding for the Company's operations. In the event that the Company requires additional financing during fiscal 1998, it will be necessary to fund this requirement through expanded credit facilities with its existing or other lenders. The Company believes that such additional financing can be arranged.

NEW ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", ("SFAS 128"), which requires presentation of basic earnings per share which includes no dilution. This statement shall be effective for both interim and annual periods after December 15, 1997. The Company does not expect any significant impact upon adoption of SFAS 128.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 14 and pages F1 through F26 and S1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information contained under the heading "Election of Directors" of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information contained under the heading "Executive Compensation" of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained under the heading "Beneficial Ownership of Common Stock" of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained under the heading "Certain Transactions" of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference. See also ITEM 2. "PROPERTIES".

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8K.

         (a) The following documents are filed as a part of this Report:

                                                                                             PAGE
                                                                                             ----

         (1)      Financial Statements:
                  Independent Auditors' Report                                                 F1
                  Consolidated Balance Sheets                                                  F2
                  Consolidated Statements of Operations                                        F3
                  Consolidated Statements of Changes in Stockholders'
                    Equity                                                                     F4
                  Consolidated Statements of Cash Flows                                        F5
                  Notes to Consolidated Financial Statements                                   F7

         (2)      Financial Statement Schedule:

         Schedule II  Valuation and Qualifying Accounts                                        S1

         All other schedules are omitted as the required information is inapplicable or is presented in the consolidated financial statements or related notes.

         The financial statement schedule should be read in conjunction with the financial statements in the 1997 Annual Report to Stockholders.

         (3)      Exhibits:

Exhibit No.                                 Description                                 Page No.
-----------                                 -----------                                 --------
3.1                     Certificate of Incorporation of                        Incorporated by reference
                        Registrant, as amended                                 to Exhibit 3.1 to
                                                                               Amendment No. 2 to the
                                                                               Company's Registration
                                                                               Statement on Form S3 (File
                                                                               No. 3371308)(the 1993
                                                                               Registration Statement")

3.1.1                   Certificate of Merger of Michael                       Incorporated by reference
                        Anthony Jewelers, Inc. (New  York) and                 to Exhibit 3.1.1 of the
                        Michael Anthony Jewelers, Inc.                         Company's Annual Report on
                        (Delaware)                                             Form 10K for the fiscal year
                                                                               ended June 30, 1993 (the "1993
                                                                               Form 10K")

3.2                     Amended and Restated ByLaws of Registrant              Incorporated by reference
                                                                               to Exhibit 3.2 to the Company's
                                                                               Quarterly Report on Form 10Q
                                                                               for the quarter ended July 29,
                                                                               1995

4.1                     Form of Common Stock Certificate                       Incorporated  by  reference
                                                                               to Exhibit 3.3 to the
                                                                               Company's Registration
                                                                               Statement on Form S1 (File
                                                                               No. 338289) (the "1986
                                                                               Registration Statement")

4.2                     Form of Common Stock Purchase Warrant Certificate      Incorporated by reference
                                                                               to Exhibit 3.4 to the 1986
                                                                               Registration Statement

10.1                    1986 Incentive Stock Option Plan of Registrant         Incorporated by reference
                                                                               to Exhibit 10.14 to the
                                                                               1986 Registration Statement

10.2                    Note Purchase Agreement, dated as of December 15,      Incorporated by reference
                        1987, between and among Registrant and                 to Exhibit 10.3 of the
                        Northwestern National Life Insurance Company,          1993 Form 10K
                        Northern Life Insurance Company and The North
                        Atlantic Life Insurance Company of America

10.3                    Security Agreement, dated as of December 30,1987,      Incorporated by reference
                        between and among Registrant and Northwestern          to Exhibit 10.4 of the
                        National Life Insurance Company, Northern Life         1993 Form 10K
                        Insurance Company and The North Atlantic Life
                        Insurance Company of America

10.4                    $5,000,000 Senior Note due 1998 of Registrant in       Incorporated by reference
                        favor of Northwestern National Life Insurance          to Exhibit 10.5 of the
                        Company                                                1993 Form 10K

10.5                    $4,000,000 Senior Note due 1998 of Registrant in       Incorporated by reference
                        favor of Northern Life Insurance Company               to Exhibit 10.6 of the
                                                                               1993 Form 10K

10.6                    $1,000,000 Senior Note due 1998 of Registrant in       Incorporated by reference
                        favor of The North Atlantic Life Insurance Company     to Exhibit 10.7 of the
                                                                               1993 Form 10K

10.7                    Note Purchase Agreement, dated as of June 5,           Incorporated by reference
                        1992,among the Registrant and the holders of the       to Exhibit 8 to the Company's
                        Registrant's Senior Notes due 2002(the "2002           Current  Report on Form 8K
                        Notes")                                                dated June 24, 1992 (the
                                                                               "1992 Form 8K")

10.8                    Security Agreement, dated as of June 5, 1992, among    Incorporated  by  reference
                        the Registrant and the holders of the 2002 Notes       to Exhibit 9 to the 1992
                                                                               Form 8K

10.9                    $3,500,000 Senior Note due 2002 of the Registrant      Incorporated by reference
                        in favor of Northern Life Insurance Company            to Exhibit 10 to the 1992
                                                                               Form 8 K

10.10                   $3,000,000 Senior Note due 2002 of the Registrant     Incorporated by reference
                        in favor of Royal Maccabees Life Insurance Company    to Exhibit 11 to the 1992
                                                                              Form 8K

10.11                   $1,000,000 Senior Note due 2002 of the Registrant      Incorporated by reference
                        in favor of The North Atlantic Life Insurance          to Exhibit 12 to the 1992
                        Company of America                                     Form 8K

10.12                   $1,000,000 Senior Note due 2002 of the Registrant      Incorporated by reference
                        in favor of Farm Bureau Life Insurance Company of      to Exhibit 13 to the 1992
                        Michigan                                               Form 8K

10.13                   $1,000,000 Senior Note due 2002 of the Registrant      Incorporated by reference
                        in favor of FB Annuity Company                         to Exhibit 14 to the 1992
                                                                               Form 8K

10.14                   $500,000 Senior Note due 2002 of the Registrant in     Incorporated by reference
                        favor of FB Annuity Company                            to Exhibit 15 to the 1992
                                                                               Form 8K

10.15                   1993 Long-term Incentive Plan of the Registrant        Incorporated by reference
                                                                               to Exhibit 19.01 to the
                                                                               Company's Quarterly Report
                                                                               on Form 10Q for the
                                                                               Quarter ended March 31,
                                                                               1993

10.16                   1993 NonEmployee Directors' Stock Option Plan of       Incorporated by reference
                        the Registrant                                         to Exhibit 19.02 to the
                                                                               Company's Quarterly Report
                                                                               on Form 10Q for the
                                                                               Quarter ended March 31,
                                                                               1993

10.17                   Consignment Agreement dated as of August 20, 1993      Incorporated by reference
                        between the Registrant and Fleet Precious Metals       to Exhibit 10.40 of the
                        Inc.                                                   1993 Form 10K

10.18                   Security Agreement dated as of August 20, 1993         Incorporated by reference
                        among the Registrant and Fleet Precious Metals Inc.    to Exhibit 10.39 of the
                                                                               1993 Form 10K

10.19                   Amended and Restated Consignment Agreement dated as    Incorporated by reference
                        of August 20, 1993 between the Registrant and Rhode    to Exhibit 10.41 of the
                        Island Hospital Trust National Bank                    1993 Form 10K

10.20                   Amended and Restated Consignment Agreement dated as    Incorporated by reference
                        of August 20, 1993 between the Registrant and ABN      to Exhibit 10.44 to the
                        AMRO Bank N.V., New York Branch                        1993 Form 10-K

10.21                   Amended and Restated Security Agreement dated as of    Incorporated by reference
                        August 20, 1993 between the Registrant and Rhode       to Exhibit 10.46 to the
                        Island Hospital Trust National Bank ("RIHT")           1993 Form 10K

10.22                   Amended and Restated Intercreditor Agreement dated     Incorporated by reference
                        as of August 20, 1993, among the Registrant, its       to Exhibit 10.47 to the
                        gold lenders, the holders of the Registrant's          1993 Form 10K
                        Senior Notes due 1998 and the holders of the
                        Registrant's 2002 Notes

10.23                   First Amendment to 1993 Long-term Incentive Plan of    Incorporated by reference
                        the Registrant dated as of September 21, 1993          to Exhibit 10.48 to the
                                                                               1993 Form 10K

10.24                   Second Amendment to Assignment of Trademarks and       Incorporated by reference
                        Service Marks as Collateral dated as of July           to Exhibit 10.49 to the
                        12,1990 between the Registrant and RIHT,               1993 Form 10K
                        individually and as agent

10.25                   Consignment Agreement dated as of January 31, 1994     Incorporated by reference
                        (effective as of May 16, 1994 between the              to Exhibit 10.46 to the
                        Registrant and Credit Suisse, New York Branch          Company's Annual report on
                                                                               Form 10K for the fiscal
                                                                               year ended June 30, 1994
                                                                               (the "1994 Form 10K")

10.26                   First Amendment to Amended and Restated Security       Incorporated by reference
                        Agreement dated as of May 16, 1994 among the           to Exhibit 10.47 to the
                        Registrant, RIHT, individually and as agent            1994 Form 10K

10.27                   Second Amendment to Amended and Restated               Incorporated by reference
                        Intercreditor Agreement dated as of May 16, 1994       to Exhibit 10.48 to the
                        among the Registrant, its gold lenders, the holders    1994 Form 10K
                        of the  Registrant's  Senior  Notes due 1998 and the
                        holders of the Registrant's 2002 Notes

10.28                   Third Amendment to Assignment of Trademarks and        Incorporated by reference
                        Service Marks as Collateral dated as of May 16,        to Exhibit 10.49 to the
                        1994 between the Registrant and RIHT individually      1994 Form 10K
                        and as agent

10.29                   Second Amendment to Amended and Restated Security      Incorporated by reference
                        Agreement dated as of September 1, 1994 among the      to Exhibit 10.53 to the
                        Registrant, RIHT, individually and as agent            1994 Form 10K

10.30                   Third Amendment to Amended and Restated                Incorporated by reference
                        Intercreditor Agreement dated as of  September 1,      to Exhibit 10.54 to the
                        1994 among the Registrant, its gold lenders, the       1994 Form 10K
                        holders of the Registrant's Senior Notes due 1998,
                        the holders of the Registrant's 2002 Notes and
                        Chemical Bank

10.31                   Fourth Amendment to Assignment of Trademarks and       Incorporated by reference
                        Service Marks as collateral dated as of September      to Exhibit 10.55 to the
                        1,1994 between the Registrant and RIHT,                1994 Form 10K
                        individually and as agent

10.32                   Third Amendment to Amended and Restated Consignment    Incorporated by reference
                        Agreement dated as of September 1, 1994 between the    to Exhibit 10.56 to the
                        Registrant and RIHT                                    1994 Form 10K

10.33                   Fourth Amendment to Amended and Restated               Incorporated by reference
                        Consignment Agreement dated as of November 22, 1994    to Exhibit 10.51 to the
                        between the Registrant and RIHT                        Company's Transition
                                                                               Report on Form 10K for
                                                                               the transition period
                                                                               ended January 28, 1995
                                                                               (the "1995 Form 10K")

10.34                   Contract of Sale dated as of November 28, 1994         Incorporated by reference
                        between Michael Anthony Company and the Registrant     to Exhibit 10.52 to the
                                                                               1995 Form 10K

10.35                   Note Purchase Agreement dated as of February           Incorporated by reference
                        15,1995, among the Registrant and the holders of       to Exhibit 10.53 to the
                        the Registrant's Senior Notes due 2004 (the "2004      1995 Form 10K
                        Notes")

10.36                   Security Agreement, dated as of February 15, 1995,     Incorporated by reference
                        among the Registrant and the holders of the 2004       to Exhibit 10.54 to the
                        Notes                                                  1995 Form 10K

10.37                   $5,000,000 Senior Note due 2004 of the Registrant      Incorporated by reference
                        in favor of Northern Life Insurance Company            to Exhibit 10.55 to the
                                                                               1995 Form 10

10.38                   $1,000,000 Senior Note due 2004 of the Registrant      Incorporated by reference
                        in favor of Northwestern National Life Insurance       to Exhibit 10.56 to the
                        Company                                                1995 Form 10K

10.39                   Third Amendment to Amended and Restated Security       Incorporated by reference
                        Agreement dated as of  February 15, 1995 among the     to Exhibit 10.57 to the
                        Registrant and its gold lenders                        1995 Form 10K

10.40                   Fourth Amendment to Amended and Restated               Incorporated by reference
                        Intercreditor Agreement dated as of February           to Exhibit 10.58 to the
                        15,1995 among the Registrant, its gold lenders, the    1995 Form 10K
                        holders of the Registrant's Senior Notes due 1998,
                        the holders of the Registrant's 2002 Notes, the
                        holders of the Registrant's 2004 Notes and Chemical
                        Bank

10.41                   Fifth Amendment to Amended and Restated  Consignment   Incorporated by reference
                        Agreement dated as of February 15, 1995 between the    to Exhibit 10.59 to the
                        Registrant and RIHT                                    1995 Form 10K

10.42                   Amended Security Agreement dated as of March           Incorporated by reference
                        29,1995 between the Registrant and Chemical Bank       to Exhibit 10.61 to the
                                                                               1995 Form 10K

10.43                   Lease dated as of May 1, 1995 between the              Incorporated by reference
                        Registrant and Michael Anthony Company                 to Exhibit 10 to the
                                                                               Company's Quarterly Report
                                                                               on Form 10Q for the
                                                                               quarter ended April 29,
                                                                               1995

10.44                   Loan Agreement dated October 6, 1995 between First     Incorporated by reference
                        Fidelity Bank, National Association ("First to         Exhibit 10.1 to the
                        Fidelity") and Registrant                              Company's Quarterly Report
                                                                               on Form 10Q for the
                                                                               quarter ended October
                                                                               28,1995 (the "October 1995
                                                                               Form 10Q")

10.45                   Mortgage Note in principal amount of $2,500,000        Incorporated by reference
                        dated October 6, 1995 issued by Registrant in favor    to Exhibit 10.2 to the
                        of First Fidelity                                      October 1995 Form 10Q

10.46                   Mortgage and Security Agreement dated October          Incorporated by reference
                        6,1995 by Registrant for the benefit of First          to Exhibit 10.3 to the
                        Fidelity                                               October 1995 Form 10Q

10.47                   Fourth Amendment to Amended and Restated Security      Incorporated by reference
                        Agreement dated October 20, 1995 among Registrant      to Exhibit 10.5 to the
                        and Registrant's gold lenders.                         October 1995 Form 10Q

10.48                   Fifth Amendment to Amended and Restated Security       Incorporated by reference
                        Agreement dated October 20, 1995 among Registrant      to Exhibit 10.6 to the
                        and Registrant's gold lenders.                         October 1995 Form 10Q

10.49                   Fifth Amendment to Assignment of Trademarks and        Incorporated by reference
                        Service Marks dated October 20, 1995 among             to Exhibit 10.7 to the
                        Registrant and Registrant's gold lenders               October 1995 Form 10Q

10.50                   Seventh Amendment to Amended and Restated              Incorporated by reference
                        Consignment Agreement dated October 20, 1995           to Exhibit 10.8 to the
                        between Registrant and Rhode Island Hospital Trust     October 1995 Form 10Q
                        National Bank

10.51                   Assignment of Trademarks and Service Marks as          Incorporated by reference
                        Collateral, dated July 12, 1990, between Registrant    to Exhibit 10.56 to the
                        and Rhode Island Hospital Trust National Bank,         Company's Annual Report on
                        individually and as agent                              Form 10-K for the fiscal
                                                                               year ended January 27,
                                                                               1996 (the "1996 Form 10-K")

10.52                   First Amendment to Assignment of Trademarks and        Incorporated by reference
                        Service Marks as Collateral dated as of June           to Exhibit 10.57 to the
                        5,1992, between Registrant and Rhode Island            1996 Form 10-K
                        Hospital Trust National Bank, individually and as
                        agent

10.53                   Promissory Note of the Registrant dated February       Incorporated by reference
                        1,1996 in favor of Chemical Bank                       to Exhibit 10.58 to the
                                                                               1996 Form 10-K

10.54                   Deferred Compensation Plan dated as of March 4, 1996   Incorporated by reference
                                                                               to Exhibit 10.59 to the
                                                                               1996 Form 10-K

10.55                   Letter Agreement dated July 23, 1996 among the         Incorporated by reference
                        Company and certain of the Senior Note Holders         to Exhibit 10.2 to the
                                                                               Company's Quarterly Report
                                                                               on Form 10-Q for the quarter
                                                                               ended July 27, 1996 (the
                                                                               "July 1996 Form 10-Q")

10.56                   Letter Agreement dated July 23, 1996 among the         Incorporated by reference
                        Company and certain of the Senior Note Holders         to Exhibit 10.3 to the
                                                                               July 1996 Form 10-Q

10.57                   Letter Agreement dated July 23, 1996 among the         Incorporated by reference
                        Company and certain of the Senior Note Holders         to Exhibit 10.4 to the
                                                                               July 1996 Form 10-Q

10.58                   Promissory Note dated July 31, 1996 issued by the      Incorporated by reference
                        Company to The Chase Manhattan Bank                    to Exhibit 10.5 to the
                                                                               July 1996 Form 10-Q

10.59                   Amendment to the 1993 Long Term Incentive Plan         Incorporated by reference
                                                                               to Exhibit 10.1 to the
                                                                               Company's Quarterly Report
                                                                               on Form 10-Q for the
                                                                               quarter ended October 26,
                                                                               1996 (the "October 1996
                                                                               Form 10-Q")

10.60                   Amendment to the NonEmployees Directors' Plan          Incorporated by reference
                                                                               to Exhibit 10.2 to the
                                                                               Company's October 1996
                                                                               Form 10-Q

10.61                   Lease dated as of May 1, 1991 between Michael          Filed as an Exhibit to
                        Anthony Company d/b/a MacQuesten Realty                Form 10-K on page 55
                        Company and Registrant

10.62                   Lease dated as of May 1, 1991 between Michael          Filed as an Exhibit to
                        Anthony Company d/b/a MacQuesten Realty                Form 10-K on page 78
                        Company and Registrant

21                      Subsidiaries of the Registrant                         Filed as an Exhibit to
                                                                               this Form 10K on page 101

27                      Financial Data Schedule                                Filed as an Exhibit to
                                                                               this Form 10K on page 102


REPORT ON FORM 8K

         (b) Not applicable

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Michael Anthony Jewelers, Inc.
Mount Vernon, New York

We have audited the accompanying consolidated balance sheets of Michael Anthony Jewelers, Inc. and subsidiaries as of February 1, 1997 and January 27, 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended February 1, 1997 and January 27, 1996, the seven-month period ended January 28, 1995, and the year ended June 30, 1994. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Michael Anthony Jewelers, Inc. and subsidiaries as of February 1, 1997 and January 27, 1996, and the results of their operations and their cash flows for the years ended February 1, 1997 and January 27, 1996, the seven-month period ended January 28, 1995 and the year ended June 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
April 11, 1997

                          MICHAEL ANTHONY JEWELERS, INC
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                  ASSETS                                              February 1,    January 27,
                  ------                                                 1997            1996
                                                                      ----------      ---------

CURRENT ASSETS:
     Cash and equivalents                                               $ 10,430       $  6,673
     Accounts receivable:
        Trade (less allowances of $1,404 and $1,575, respectively)        21,500         30,062
        Other                                                                 91             47
     Inventories                                                          18,903         19,698
     Prepaid expenses and other current assets                               885          1,169
     Deferred taxes                                                          578            855
                                                                        --------       --------

          Total current assets                                            52,387         58,504

PROPERTY, PLANT AND EQUIPMENT - net                                       18,621         18,441
INTANGIBLES - net                                                            916            998
OTHER ASSETS                                                                 825            703
                                                                        --------       --------
                                                                        $ 72,749       $ 78,646
                                                                        ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Accounts payable - trade                                           $  3,141       $  4,575
     Current portion of long-term debt
        and lease liability                                                3,402          3,272
     Accrued expenses                                                      3,217          3,980
     Taxes payable                                                           585            541
                                                                        --------       --------

          Total current liabilities                                       10,345         12,368
                                                                        --------       --------

LONG-TERM DEBT                                                            13,946         18,401
                                                                        --------       --------
CAPITAL LEASE LIABILITY                                                      348            791
                                                                        --------       --------
DEFERRED TAXES                                                             1,068          1,038
                                                                        --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock - par value $1.00 per share;
         1,000,000 shares authorized; none issued                             --             --
     Common stock - par value $.001 per share;
         20,000,000 shares authorized; 8,279,000 and
         9,239,000 shares issued and outstanding as of
         February 1, 1997, and January 27, 1996, respectively                  8              9
     Additional paid-in capital                                           31,732         35,170
     Retained earnings                                                    16,096         14,306
     Treasury stock, 250,000 and 965,200 shares as of
         February 1, 1997 and January 27, 1996,
         respectively                                                       (794)        (3,437)
                                                                        --------       --------

               Total stockholders' equity                                 47,042         46,048
                                                                        --------       --------

                                                                        $ 72,749       $ 78,646
                                                                        ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 Year Ended            Seven Months
                                           ------------------------        Ended        Year Ended
                                           February 1,    January 27,   January 28,      June 30,
                                              1997           1996           1995           1994
                                           ---------      ---------      ---------      ---------

NET SALES                                  $ 150,629      $ 145,257      $  93,321      $ 142,787

COST OF GOODS SOLD                           124,041        121,195         76,782        114,151
                                           ---------      ---------      ---------      ---------

          GROSS PROFIT ON SALES               26,588         24,062         16,539         28,636

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                    21,372         19,455         12,628         17,887
                                           ---------      ---------      ---------      ---------

          OPERATING INCOME                     5,216          4,607          3,911         10,749
                                           ---------      ---------      ---------      ---------

OTHER INCOME (EXPENSES):
     Gold consignment fee                     (1,457)        (2,006)        (1,031)        (1,487)
     Interest expense                         (1,698)        (1,829)          (999)        (1,670)
     Interest income                             433            359            100            426
     Other income                                 74             83             17            138
                                           ---------      ---------      ---------      ---------

         Total other income (expenses)        (2,648)        (3,393)        (1,913)        (2,593)
                                           ---------      ---------      ---------      ---------

INCOME BEFORE INCOME TAXES                     2,568          1,214          1,998          8,156

INCOME TAX PROVISION                             778            486            774          3,176
                                           ---------      ---------      ---------      ---------

          NET INCOME                       $   1,790      $     728      $   1,224      $   4,980
                                           =========      =========      =========      =========

EARNINGS PER SHARE                         $     .22      $     .09      $     .14      $     .63
                                           =========      =========      =========      =========

WEIGHTED AVERAGE NUMBER OF SHARES              8,241          8,475          8,749          7,945
                                           =========      =========      =========      =========



The accompanying notes are an integral part of these consolidated financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                    Common Stock        Additional                   Treasury Stock
                               --------------------      Paid-In      Retained     -------------------
                               Shares       Dollars      Capital      Earnings     Shares      Dollars       Total
                               ------       -------      -------      --------     ------      -------       -----

Balance - June 30, 1993          7,500            8       22,859        7,374        (464)      (1,839)      28,402
Exercise of stock
  options (including
  related income tax
  benefit)                         113            -          547            -           -            -          547

Public stock offering (net
  of underwriters'
  discounts and offering
  costs of $1,182)               1,608            1       11,678            -           -            -       11,679
Net income                           -            -            -        4,980           -            -        4,980
                              --------     --------     --------     --------    --------     --------     --------
Balance - June 30, 1994          9,221            9       35,084       12,354        (464)      (1,839)      45,608
Exercise of stock
  options (including
  related income tax
  benefit)                          18            -           86            -           -            -           86
Purchase of treasury
stock                                -            -            -            -        (114)        (473)        (473)
Net income                           -            -            -        1,224           -            -        1,224
                              --------     --------     --------     --------    --------     --------     --------
Balance - January 28,
1995                             9,239            9       35,170       13,578        (578)      (2,312)      46,445

Purchase of treasury stock           -            -            -            -        (387)      (1,125)      (1,125)

Net income                           -            -            -          728            -           -          728
                              --------     --------     --------     --------    --------     --------     --------

Balance - January 27, 1996       9,239            9       35,170       14,306        (965)      (3,437)      46,048

Purchase of treasury stock           -            -            -            -        (250)        (811)        (811)

Retirement of treasury
stock                             (965)          (1)      (3,453)           -         965        3,454            -

Issuance of stock                    5            -           15            -           -            -           15

Net income                           -            -            -        1,790           -            -        1,790
                              --------     --------     --------     --------    --------     --------     --------

Balance - February 1, 1997       8,279     $      8     $ 31,732     $ 16,096        (250)    $   (794)    $ 47,042
                              ========     ========     ========     ========    ========     ========     ========



The accompanying notes are an integral part of these consolidated financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                Year Ended        Seven Months      Year
                                                          ----------------------       Ended       Ended
                                                          February 1,  January 27,  January 28,   June 30,
                                                             1997         1996         1995         1994
                                                           --------     --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                             $  1,790     $    728     $  1,224     $  4,980
    Adjustments to reconcile net income to net cash
      provided by/(used in) operating activities:
             Depreciation and amortization                    3,749        4,009        1,948        2,802
             Provision for accounts receivable                  170          247          211          (70)
             Provision for sales returns                        261          200          369       (1,098)
             Deferred tax benefit                               307         (160)         (70)         (41)
             Loss on disposal of property, plant
               and equipment                                     19           48            -            -
    Provision for stock compensation                             15            -            -            -
    (Increase)/decrease in operating assets:
             Accounts receivable                              8,087       (3,735)      (1,606)     (11,480)
             Inventories                                        795          452         (159)      (3,576)
             Prepaid expenses and other current assets          284         (593)         422         (164)
             Other assets                                      (164)        (833)        (451)         (74)
    Increase/(decrease) in operating liabilities:
             Accounts payable                                (1,434)        (414)         (48)         696
             Accrued expenses                                  (763)         725          656          219
             Taxes payable                                       44          147           42          311
                                                           --------     --------     --------     --------

                  Net cash used in operating activities      13,160          821        2,538       (7,495)
                                                           --------     --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                (3,816)      (4,616)      (5,675)      (3,046)
    Purchase of marketable securities                             -            -            -       (3,870)
    Sale of marketable securities                                 -            -        1,869        5,124
                                                           --------     --------     --------     --------

                  Net cash (used in)/provided by
                       investing activities                  (3,816)      (4,616)      (3,806)      (1,792)
                                                           --------     --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt
      and capital lease liabilities                          (4,776)      (2,722)        (171)      (2,613)
    Proceeds from line of credit                              6,600        9,400       14,500        4,000
    Payments to line of credit                               (6,600)      (9,400)     (14,500)      (4,000)
    Purchase of treasury stock                                 (811)      (1,125)        (125)           -
    Proceeds from mortgage                                        -        2,500            -            -
    Borrowings of long-term debt                                  -        6,000            -            -
    Proceeds from stock issuance
      including related income tax benefit                        -            -           86          547
    Proceeds from public offering                                 -            -            -       11,679
                                                           --------     --------     --------     --------

                  Net cash provided by/(used in)
                    financing activities                     (5,587)       4,653         (210)       9,613
                                                           --------     --------     --------     --------

NET INCREASE/(DECREASE) IN CASH                               3,757          858       (1,478)         326

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                   6,673        5,815        7,293        6,967
                                                           --------     --------     --------     --------

CASH AND EQUIVALENTS AT END OF PERIOD                      $ 10,430     $  6,673     $  5,815     $  7,293
                                                           ========     ========     ========     ========




The accompanying notes are an integral part of these consolidated financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                 Year Ended       Seven Months    Year
                                            --------------------      Ended       Ended
                                            February 1, January 27, January 28,  June 30,
                                              1997        1996        1995        1994
                                            --------    --------    --------     ------

SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING ACTIVITIES:

    Liability incurred for acquisition of
      equipment                              $    -      $  200      $  307      $    -
Capital lease obligations                    $    8      $  524      $    -      $    -

SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING ACTIVITIES:

    Purchase of treasury stock               $  250      $  387      $  114      $    -
    Deferred compensation forfeited          $    -      $    -      $    -      $    -
    Cancellation of common stock             $    -      $    -      $    -      $    -

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

    Cash paid during the year for:
      Interest and gold consignment fees     $3,451      $3,701      $1,929      $3,101
      Income taxes                           $  425      $  475      $  789      $2,790





The accompanying notes are an integral part of these consolidated financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------------------------------------------

    Nature of Operations
    --------------------

    Michael Anthony Jewelers, Inc. ("the Company"), is a leading designer, marketer and manufacturer of affordable fine jewelry whose customers include jewelry chain stores, discount stores, department stores, television home shopping networks, catalogue retailers, and wholesalers.

    Basis of Consolidation
    ----------------------

    The accompanying consolidated financial statements include the accounts of Michael Anthony Jewelers, Inc. and its subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated.

    The Company changed its fiscal year end from June to January, effective for the seven months ended January 28, 1995 (the "Transition Period").

    Selected Financial Data for the Twelve Months Ended January 28, 1995:
    ---------------------------------------------------------------------

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------------------------------------------
    (Continued)

    Property, Plant and Equipment
    -----------------------------

    Property, plant and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, five to fifteen years for machinery and equipment and thirty years for its building. Leasehold improvements are amortized over the lesser of the estimated life of the asset or the lease.

    Intangibles
    -----------

    Intangible assets (net of accumulated amortization of $1,209,000 and $1,002,000 as of February 1, 1997 and January 27, 1996, respectively) consist of patents which are amortized on a straight-line basis over the lives of the patents, approximately 14 years, a covenant-not-to-compete which is amortized on a straight-line basis over the life of the covenant of five years, and a trademark which will be amortized on a straight-line basis of approximately 17 years.

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

    Allowance for Sales Returns
    ---------------------------

    The Company reduces gross sales by the amount of discounts and returns to determine net sales. Each month, the Company estimates a reserve for returns based on historical experience and the amount of gross sales. The reserve is adjusted periodically to reflect the Company's actual return experience.

    Catalog Costs
    -------------

    Catalog costs are charged to expense as incurred, the only exception being major catalog revisions. Costs capitalized are amortized over the units shipped, up to a maximum of two years. At February 1, 1997 and January 27, 1996, in connection with two significant catalog revisions, approximately $124,000 and $250,000, respectively, had been capitalized. Included in the statements of operations for the years ended February 1, 1997 and January 27, 1996 is amortization expense of $230,000 and $82,000, respectively,

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------------------------------------------
    (Continued)

    Catalog Costs (continued)
    -------------

    related to a 1996 catalog revision. Additionally, included in the statements of operations for the transition period and the year ended June 30, 1994 is amortization expense of $90,000 and $257,000, respectively, related to a 1993 catalog revision.

    Cash Equivalents
    ----------------

    Highly liquid investments with maturities of three months or less at the date of acquisition are classified as cash equivalents.

    Financial Instruments
    ---------------------

    The Company utilizes derivative financial instruments, including commodity futures, forwards and options on futures, to limit its exposure to fluctuations in the price of gold. The Company does not hold or issue such instruments for trading purposes. Gains and losses on all instruments are included in the determination of income currently as a component of cost of goods sold. There were no significant derivative financial instruments outstanding at February 1, 1997 or January 27, 1996. The company's exposure to market risk related to the derivative financial instruments is limited to fluctuations in the price of gold. The Company is also exposed to credit loss in the event of nonperformance by the counterparties to the instruments; however, the risk of credit loss is not significant.

    Earnings Per Share
    ------------------

    Earnings per share for all periods presented were computed on a primary basis using the weighted average number of common shares outstanding. Options and warrants outstanding were not materially dilutive.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", ("SFAS 128"), which requires presentation of basic earnings per share which includes no dilution. This statement shall be effective for both interim and annual periods after December 15, 1997. The Company does not expect any significant impact upon adoption of SFAS 128.

    Use of Estimates
    ----------------

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   -------------------------------------------------------------------
   (Continued)

   Use of Estimates (Continued)
   ----------------

    reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Fiscal Year End
    ---------------

    The Company's fiscal year end is the Saturday closest to the end of January, effective with the fiscal year ended February 1, 1997. The financial statements for the fiscal years ended February 1, 1997, and January 27, 1996 were comprised of 53 and 52 weeks, respectively.

    Long-Lived Assets
    -----------------

    The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 did not have a material impact on the Company's financial position of operations.

    Reclassifications
    -----------------

    Certain reclassifications were made to the prior year's financial statements to conform to the current year's presentation.

2.  INVENTORIES
    -----------

  Inventories consist of:

                                   February 1,      January 27,
                                      1997            1996
                                     -------         -------
                                         (In thousands)

    Finished goods                   $37,020         $56,621
    Work in process                   14,597          15,240
    Raw materials                      7,568           8,537
                                     -------         -------
                                      59,185          80,398
    Less:

      Consigned gold                  40,282          60,700
                                     -------         -------
                                     $18,903         $19,698
                                     =======         =======

    At February 1, 1997 and January 27, 1996 inventories excluded approximately 116,590 and 149,300 ounces of gold on consignment, respectively.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consist of the following:

                                                    February 1,        January 27,
                                                       1997               1996
                                                    -----------        ----------
                                                            (In thousands)

    Machinery and equipment                          $30,257            $27,434
    Leasehold improvements                             2,318              3,781
    Building                                           5,156              2,711
    Land                                               1,070              1,070
                                                     -------            -------
                                                      38,801             34,996
    Less: Accumulated depreciation
            and amortization                          20,180             16,555
                                                     -------            -------

                                                     $18,621            $18,441
                                                     =======            =======

4.  GOLD CONSIGNMENT AGREEMENTS
    ---------------------------

    The Company has gold consignment agreements with gold lenders. During the year ended February 1, 1997, the Company received notice from two existing Gold Lenders that they both plan to discontinue their involvement in the jewelry lending business and will be terminating their respective consignment agreements with the Company in February 1997. The Company also amended an existing agreement with a Gold Lender whereby the Gold Lender increased its commitment to the Company. Under the terms of the agreements, the Company is entitled to lease the lesser of an aggregate amount of 250,000 ounces, or an aggregate consigned gold value not to exceed $106,695,000. The consigned gold is secured by certain property of the Company including its inventory and equipment. Title to such consigned gold remains with the gold lenders until the Company purchases the gold. However, during the period of consignment, the entire risk of physical loss, damage or destruction of the gold is borne by the Company. The purchase price per ounce is based on the daily Second London Gold Fix. The Company pays the gold consignors a consignment fee based on the dollar value of gold ounces outstanding, as defined in the agreements.

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  GOLD CONSIGNMENT AGREEMENTS (Continued)
    ---------------------------

  The consignment agreements contain certain restrictive covenants relating to maximum usage, net worth, working capital, and other financial ratios and each of the agreements require the Company to own a specific amount of gold at all times. As of February 1, 1997, the Company was in compliance with these covenants and the Company's owned gold inventory was valued at approximately $6,727,000.

5.  ACCRUED EXPENSES
    ----------------

  Accrued expenses consist of the following:

                                               February 1,        January 27,
                                                  1997              1996
                                                --------           -------
                                                      (In thousands)

    Accrued advertising                          $1,493             $2,321
    Accrued payroll expenses                        515                654
    Accrued interest                                347                643
    Customer deposits payable                       130                 86
    Other accrued expenses                          732                276
                                                 ------             ------

                                                 $3,217             $3,980
                                                 ======             ======

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  LONG-TERM DEBT
    --------------

    Long-term debt consists of the following:

                                                                              February 1, January 27,
                                                                                 1997       1996
                                                                               --------    -------
                                                                                  (In thousands)

Notes payable - insurance companies, interest at 10.5% payable quarterly, principal of $1,750,000 payable on
January 31, 1998                                                                $ 1,750    $ 4,750

Notes payable - insurance companies, interest at 8.61% payable semi-annually, principal payable in annual
installments of  $1,111,000 through May 15, 2002                                  6,667      7,778

Notes payable - insurance companies, interest at 1.5% above the London
Interbank Offered Rate, adjusted and payable quarterly (7.00% as of February
1, 1997), principal payable in annual installments of $1,000,000
commencing May 1999 through May 15, 2004                                          6,000      6,000

Mortgage payable - interest at 8%, interest and principal of $24,000 payable monthly over a ten-year term through
October 2005                                                                      2,384      2,478

Promissory notes - interest at 6% payable annually,
principal of $100,000 payable in February 1998                                      100        200
                                                                                -------    -------
                                                                                 16,901     21,206
Less: current portion                                                             2,955      2,805
                                                                                -------    -------
                                                                                $13,946    $18,401
                                                                                =======    =======

    The notes payable are secured by the Company's accounts receivable, machinery and equipment, inventory (secondary lien to the gold lenders) and proceeds. The mortgage payable is secured by the Company's corporate headquarters building and land, having a net book value of approximately $5,041,000 at February 1, 1997, and certain equipment therein.

    The note purchase agreements contain certain restrictive financial covenants and limit the payment of dividends. Although the Company does not expect to pay dividends in the near future, approximately $4,323,000 would have been available for payment at February 1, 1997. Additionally, the mortgage agreement contains certain restrictive financial covenants. At February 1, 1997 the Company was in compliance with the covenants under the note agreements and mortgage agreement.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  LONG-TERM DEBT (Continued)
    --------------

    Maturities of long-term debt as of February 1, 1997 are as follows (in thousands):

     Year Ending February
     --------------------

              1998                                    $ 2,955
              1999                                      1,315
              2000                                      2,230
              2001                                      2,240
              2002                                      2,251
           Thereafter                                   5,910
                                                      -------

                                                      $16,901
                                                      =======

7.  LINE OF CREDIT
    --------------

    At February 1, 1997, the Company had a $15,000,000 line of credit agreement with no borrowings outstanding. The line of credit is secured by certain assets of the Company, including accounts receivable and inventory. At the Company's option, the interest rate on borrowings under the facility is based on prime, LIBOR or Money Market rates. The line of credit expires on July 31, 1997, subject to annual renewal. Management believes that the line of credit will be renewed; however, if the current lender decides not to renew the line, the Company believes that other lenders would be willing to enter into a similar arrangement.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                         February 1, 1997                  January 27, 1996
                                                         ----------------                  ----------------
                                                      Carrying          Fair            Carrying         Fair
                                                       Value            Value             Value          Value
                                                      --------         -------          --------        -------
                                                                            (In thousands)

    Notes with insurance companies:

           10.5% notes payable                        $1,750           $1,760            $4,750         $4,887
           8.61% notes payable                         6,667            6,185             7,778          7,909
           1995 notes payable                          6,000            6,000             6,000          6,000

    Mortgage payable                                  $2,384           $2,384            $2,478         $2,478
    Promissory notes                                    $100             $100              $200           $200

    The fair values of the 10.5% and 8.61% notes payable were based on current rates available to the Company for debt with similar remaining maturities. The fair values of the 1995 notes payable, the

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS  (Continued)
    -----------------------------------

    mortgage payable and the promissory notes were assumed to reasonably approximate their carrying amounts since they contain variable interest rates or have short maturities.

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

    Income tax provision consists of the following:

                                                      Year Ended,          Transition Period
                                              -------------------------           Ended          Year Ended
                                              February 1,     January 27,      January 28,        June 30,
                                                 1997            1996             1995              1994
                                               -------         -------           -------          --------
                                                                     (In thousands)
  Current:
    Federal                                      $398             $565             $676            $2,532
    State and local                                73               81              168               685
                                                 ----           ------            -----            ------

                                                  471              646              844             3,217
  Deferred income tax                             307             (160)             (70)              (41)
                                                 ----           ------            -----            ------

                    Total                        $778           $  486            $ 774            $3,176
                                                 ====           ======            =====            ======

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  INCOME TAXES (Continued)
    ------------

    The following is a reconciliation of the federal statutory rate to the effective tax rate:

                                                     Transition Period
                                          Year Ended        Ended     Year Ended
                                  February 1, January 27, January 28,   June 30,
                                     1997         1996       1995        1994
                                   --------    ---------   --------    --------
                                                   (In thousands)

 Statutory tax rate                  34.0%       34.0%      34.0%       34.0%
State and local taxes,
  net of federal benefit              3.0         5.0        5.5         5.5
Reversal of prior year accruals      (7.3)          -          -           -
Other                                  .6         1.0       (0.8)       (0.6)
                                     ----        ----       ----        ----

                                     30.3%       40.0%      38.7%       38.9%
                                     ====        ====       ====        ====

    The tax effects of significant items comprising the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                         February 1,         January 27,
                                                                            1997               1996
                                                                           ------             ------
    Non-current deferred tax liability:
       Difference between book and tax
          depreciation methods                                             $1,068             $1,038
                                                                           ------             ------

    Current deferred tax assets:
       Reserves for sales returns and
           doubtful accounts                                                  520                608
       Inventory reserve                                                       50                181
       Other                                                                    8                 66
                                                                           ------               ----

                                                                              578                855
                                                                             ----              -----

       Net deferred tax liabilities                                          $490               $183
                                                                             ====               ====

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    The following is a schedule of net minimum lease payments owed under capital and operating leases as of February 1, 1997:

                      Year Ending                Capital   Operating
                       February                  Leases     Leases
                       --------                  ------     ------
                                                   (In thousands)

                        1998                       $493       $632
                        1999                        240        642
                        2000                        111        673
                        2001                          9        505
                                                -------     ------

           Minimum lease payments:                  853     $2,452
                                                            ======
           Less:  Interest                           58
                                                 ------
              Present value of net
              minimum lease payments                795
           Less: current portion                    447
                                                 ------

                                                   $348
                                                   ====

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.     LEASES AND COMMITMENTS (Continued)
        ----------------------

    The majority of the payments set forth above for operating leases are to MacQuesten Realty Company.

    The interest rates applicable to the capital leases range from 4.84% - 8.18%. Included in property, plant and equipment as of February 1, 1997, are capitalized assets with a carrying value of $581,000. Total capitalized lease depreciation expense was $261,000, $246,000, $126,000 and $263,000 for the years ended February 1, 1997, January 27, 1996, the Transition Period and for the year ended June 30, 1994, respectively.

    Rent expense for the years ended February 1, 1997, January 27, 1996, the Transition Period and for the year ended June 30, 1994, respectively, amounted to $624,000, $563,000, $420,000 and $876,000, respectively, principally for manufacturing and distribution facilities.

    (b) The Company's product line includes licensed goods manufactured pursuant to two or three year agreements with licensors. Royalty fees range from 6% to 12% of net sales of these products, or a minimum guarantee, whichever is greater. The Company records the related expense over the units sold.

    As of February 1, 1997, the future guaranteed royalty commitments are as follows:

                                                          Guaranteed
                               Year Ending                 Royalty
                                 January                  Commitments
                                 -------                  -----------
                                                         (In thousands)

                                  1998                       $545
                                  1999                        140
                                  2000                         35
                                                             ----
                                                             $720
                                                             ====

12.     STOCK PLANS
        -----------

    The Company has elected to continue to account for employees stock-based transactions under Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees". Since the exercise price of all stock options granted under the stock plans were equal to the price of the stock at the date of grant, no compensation has been recognized by the Company.

    Under the Company's stock option agreements, had the compensation expense been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock Based Compensation," the Company's pro forma, net income and earnings per share would have been net income of $1,712,000 and $.21 earnings per share for the year ended

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.     STOCK PLANS (Continued)
        -----------

    February 1, 1997 and net income of $692,000 and $.08 earnings per share for the year ended January 27, 1996. The weighted average per share fair value of the option granted during the years ended February 1, 1997 and 1997 and January 27, 1996 was estimated as $.89 and $.84, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                         February 1,         January 27
                                                            1997                1996
                                                         -----------         ----------

        Expected life (years)                                  2                  2
        Risk-free interest rates                             6.2%               5.9%
        Expected volatility                                 66.0%              75.0%
        Expected dividend yield                                -                  -

    The pro forma effect on net income and earnings per share for the years ended February 1, 1997 and January 27, 1996 may not be representative of the pro forma effect in future years because it includes compensation cost on a straight-line basis over the vesting periods of the grants and does not take into consideration the pro forma compensation costs for grants made prior to 1996.

    INCENTIVE STOCK OPTION PLANS

    (1) During July 1986, the Company adopted the 1986 Incentive Stock Option Plan. The Plan, as amended, permits the granting of incentive stock options and non-qualified stock options to employees for the purchase of up to an aggregate of 500,000 shares of common stock. The option term is for a period not to exceed ten years from the date of grant. At February 1, 1997, all shares reserved under the plan had been granted.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.     STOCK PLANS (Continued)
        -----------

    The changes in the number of shares under option and the weighted average option price per share are as follows:

        1986 Incentive Stock Option Plan
        --------------------------------

             Outstanding and exercisable, June 30, 1993                    200,433                     $ 3.65

             Lapsed                                                          (2,800)                    $3.50
             Exercised                                                     (103,133)                    $3.58
                                                                           --------

             Outstanding and exercisable, June 30, 1994                     94,500                      $3.73

             Exercised                                                       (3,000)                    $3.63
                                                                           --------

             Outstanding and exercisable, January 28, 1995                   91,500                     $3.74

             Lapsed                                                         (37,000)                    $3.91
                                                                           --------

             Outstanding and exercisable, January 27, 1996                   54,500                     $3.63

             Lapsed                                                          (1,000)                    $3.63
                                                                           --------

             Outstanding and exercisable, at a range of
             $3.50 - $4.00, at February 1, 1997                              53,500                     $3.63
                                                                           ========

    (2) During the year ended June 30, 1994, the Company adopted the 1993 Long-Term Incentive Plan and the 1993 Non-Employee Directors' Stock Option Plan. The Plans permit the granting of incentive stock options and non-qualified stock options to employees and non-employee directors for 0the purchase of up to an aggregate of 1,000,000 and 250,000 shares of common stock, respectively. The option term is for a period not to exceed five years from the date of grant.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.     STOCK PLANS (Continued)
        -----------

        Long-Term Incentive Plan
        ------------------------

Outstanding at June 30, 1993               -        $  -

Granted                               242,500       $4.76
                                      -------
Outstanding at June 30, 1994          242,500       $4.76

Granted                                93,000       $5.88
Exercised                             (15,000)      $4.13
                                      -------

Outstanding at January 28, 1995       320,500       $5.12

Lapsed                                (27,000)      $5.52
Granted                               371,400       $3.00
                                      -------
Outstanding at January 27, 1996       664,900       $3.92

Lapsed                                (11,400)      $3.88
Granted                                15,000       $3.31
                                      -------
Outstanding at February 1, 1997       668,500       $3.91
                                      =======

    Options exercisable at February 1, 1997 were for 380,161 shares of common stock at a price between $4.125 - $7.75 a share. At February 1, 1997, shares for future option grants totalling 316,500 were available under the plan.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.     STOCK PLANS (Continued)

        Non-Employee Directors' Stock Option Plan
        -----------------------------------------

Outstanding at June 30, 1993                         -       $   -

          Granted                               30,000       $5.59
                                                ------

          Outstanding at June 30, 1994          30,000       $5.59

          Granted                               10,000       $6.63
                                                ------

          Outstanding at January 28, 1995       40,000       $5.85

          Lapsed                               (10,000)      $7.31
          Granted                               15,000       $3.02
                                                ------

          Outstanding at January 27, 1996       45,000       $4.58

          Lapsed                               (10,000)      $7.31
          Granted                               10,000       $3.03
                                                ------

          Outstanding at February 1, 1997       45,000       $3.63
                                                ======

    Options exercisable at February 1, 1997 were for 23,331 shares of common stock at a price between $2.625 - $5.00 a share. At February 1, 1997, shares for future option grants totalling 205,000 were available under this plan.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      STOCK PLANS (Continued)
         -----------

         WARRANTS

         (3) The Company has granted common stock purchase warrants.

         The changes in the number of shares under the stock purchase warrants and the weighted average option price are as follows:

Outstanding and exercisable, June 30, 1993                         98,500       $4.16

              Granted                                              19,000       $6.08
              Exercised                                           (10,000)      $4.75
                                                                   ------

              Outstanding and exercisable, June 30, 1994          107,500       $4.54

              Granted                                              15,000       $6.25
                                                                   ------

              Outstanding and exercisable, January 28, 1995       122,500       $4.75

              Lapsed                                              (52,500)      $4.21
                                                                   ------

              Outstanding and exercisable, January 27, 1996        70,000       $5.15

              Lapsed                                              (45,000)      $4.75
                                                                   ------

              Outstanding and exercisable, at a range
              of $3.25 - $7.50, at February 1, 1997                25,000       $5.82
                                                                   ======

13.      RETIREMENT PLAN
         ---------------

         Effective January 1, 1992, the Company established a 401(k) Profit Sharing Plan and Trust for all eligible employees. Under the terms of the plan the employee may contribute 1% to 20% of compensation. There is a partial employer matching contribution. Included in the statement of operations for the fiscal year ended February 1, 1997 is $34,000 of expense for the employer portion of the contribution. There was no employer contributions for the year ended January 27, 1996, the transition period and the year ended June 30, 1994.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.     SIGNIFICANT CUSTOMERS
        ---------------------

        Sales to the Company's two largest customers aggregated approximately 25%, 29%, 24% and 25% of net sales for the years ended February 1, 1997, January 27, 1996, the Transition Period and for the year ended June 30, 1994, respectively.

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

16.     STOCK REPURCHASE PROGRAM
        ------------------------

        In May 1994, the Company announced a Common Stock repurchase program (the "1994 Stock Repurchase Program"), pursuant to which the Company could repurchase up to 500,000 shares of Common Stock. During the Transition Period ended January 28, 1995 and the year ended January 27, 1996, the Company had repurchased 114,100 and 327,500 shares, respectively, on the open market under the 1994 Stock Repurchase Program for approximately $473,000 and $966,000, respectively. The Company will not reissue these shares to the public. In November 1995, the Company discontinued its 1994 Stock Repurchase Program.

        In December 1995, the Company announced a Common Stock Repurchase Program, (the "1995 Stock Repurchase Program"), pursuant to which the Company may repurchase up to 750,000 shares of Common Stock. During the years ended February 1, 1997 and January 27, 1996, the Company had repurchased a total of 250,000 and 60,000 shares, respectively, on the open market under the 1995 Stock Repurchase Program for an aggregate price of approximately $811,000 and $159,000, respectively. Effective May 24, 1996, the Board of Directors authorized the Company to retire 965,200 shares of Common Stock, previously held as Treasury Stock. As of April 9, 1997, the Company had repurchased an additional 257,400 shares on the open market for an aggregate price of approximately $812,000.

17.     LEGAL PROCEEDINGS
        -----------------

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.     EQUITY
        ------

        On June 28, 1996, the Company issued 4,614 shares of Common Stock to the Company's three outside directors. Included in the statement of operations is approximately $15,000 of expense related to Common Stock which was priced at the fair market value on the date of issuance.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.     Summary of Quarterly Results (Unaudited)

                                    YEAR ENDED FEBRUARY 1, 1997                    YEAR ENDED JANUARY 27, 1996
                           --------------------------------------------    --------------------------------------------
                                          QUARTER ENDED                                   QUARTER ENDED
                           --------------------------------------------    --------------------------------------------
(In thousands, except
   per share amounts)
                           Apr. 27,    Jul. 27,    Oct. 26,    Feb. 1,     April 29,   July 29,    Oct. 28,    Jan. 27,
                             1996        1996        1996        1997        1995        1995        1995        1996
                           --------    --------    --------    --------    --------    --------    --------    --------

Net sales (A)                29,203      27,706      48,772      44,948      27,260      24,902      47,037      46,058


Cost of goods sold           24,250      23,641      39,800      36,350      22,048      21,628      38,789      38,730
                           --------    --------    --------    --------    --------    --------    --------    --------

    Gross profit              4,953       4,065       8,972       8,598       5,212       3,274       8,248       7,328

Selling, general
   & administrative
   expenses                   4,335       4,482       6,019       6,536       4,493       4,137       5,431       5,394
                           --------    --------    --------    --------    --------    --------    --------    --------

Operating income /(loss)        618        (417)      2,953       2,062         719        (863)      2,817       1,934

Other income
(expense):
   Gold consignment fees       (351)       (312)       (349)       (445)       (414)       (448)       (485)       (659)
   Interest expense            (429)       (410)       (426)       (433)       (456)       (451)       (428)       (494)
   Interest income              160         125          94          54         124         135          55          45
   Other - net                   14           6          34          20           5          75           8          (5)
                           --------    --------    --------    --------    --------    --------    --------    --------
Total other                    (606)       (591)       (647)       (804)       (741)       (689)       (850)     (1,113)
income (expense)

Income (loss) from
  operations before
  income taxes                   12      (1,008)      2,306       1,258         (22)     (1,552)      1,967         821

Income taxes/(benefit)           (4)       (383)        878         279          (9)       (621)        776         340
                           --------    --------    --------    --------    --------    --------    --------    --------

    Net income/(loss)      $      8    $   (625)   $  1,428    $    979    $    (13)   $   (931)   $  1,191    $    481
                           ========    ========    ========    ========    ========    ========    ========    ========

Earnings/(loss)
per share(B)               $   0.00    $  (0.08)   $   0.17    $   0.12    $   0.00    $  (0.11)   $   0.14    $   0.06
                           ========    ========    ========    ========    ========    ========    ========    ========


(A) The Company's net sales for the third and fourth quarters are subject to seasonal fluctuation. This fluctuation is mitigated to a degree by the early placement of orders for the holiday season.

(B) Per share amounts do not always add because the figures are required to be independently calculated.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                 ADDITIONS
                                               BALANCE AT                        CHARGED TO                         BALANCE AT
                                              BEGINNING OF  ADDITIONS CHARGED TO   OTHER                              END OF
DESCRIPTION                                      PERIOD      COSTS AND EXPENSES   ACCOUNTS      DEDUCTIONS(A)         PERIOD
--------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful
accounts:

Year ended February 1, 1997                       $901             $170          $    -             $(415)             $656

Year ended January 27, 1996                        646              247               -                (8)              901

Seven month period ended                           496              211               -                 61              646
January 28, 1995

Year ended June 30, 1994                           443             (70)              49                 74              496


Allowance for sales returns:

Year ended February 1, 1997                       $674             $261          $    -               $187             $748

Year ended January 27, 1996                        754              200               -                280              674

Seven month period ended                           385              369               -                  -              754
January 28, 1995

Year ended June 30, 1994                           525            1,098               -              1,238              385


        (A) Allowances, returns and uncollectible accounts charged against the reserve, (net of collections on previously written-off accounts).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MICHAEL ANTHONY JEWELERS, INC.

                                      By: /s/ Michael Paolercio
                                      Michael W. Paolercio, Co-Chairman of the
                                      Board and Chief Executive Officer

                                      Date: April 28, 1997

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

     SIGNATURE                                        TITLE                                       DATE
     ---------                                        -----                                       ----

/s/ Michael Paolercio                       CoChairman of the Board                           April 28, 1997
(Michael W. Paolercio)                      and Chief Executive Officer
                                            (Principal Executive Officer)

/s/ Anthony Paolercio                       Co-Chairman of the Board                          April 28, 1997
(Anthony Paolercio, Jr.)                    and Executive Vice President

/s/ Fredric R. Wasserspring                 President, Chief Operating                        April 28, 1997
(Fredric R. Wasserspring)                   Officer and Director

/s/ Allan Corn                              Chief Financial Officer,                          April 28, 1997
(Allan Corn)                                Senior Vice President
                                            and Director (Principal
                                            Accounting Officer)

/s/ Michael A. Paolercio                    Senior Vice President,                            April 28, 1997
(Michael Anthony Paolercio)                 Treasurer and Director

/s/ Michael Wager                           Director                                          April 28, 1997
(Michael Wager)

/s/ David Harris                            Director                                          April 28, 1997
(David Harris)

/s/ Donald Miller                           Director                                          April 28, 1997
(Donald Miller)

                                  EXHIBIT INDEX
                                  -------------

                                                                                          Filed as an Exhibit
                                                                                         to this Form 10-K on
    Exhibit No.                               Description                                      Page No.
    -----------                               -----------                                --------------------

       10.61          Lease dated as of May 1, 1991 between Michael Anthony
                      Company d/b/a MacQuesten Realty Company and Registrant

                                                                                               Page 55

       10.62          Lease dated as of May 1, 1991 between Michael Anthony
                      Company d/b/a MacQuesten Realty Company and Registrant

                                                                                               Page 78

         21           Subsidiaries of the Registrant                                           Page 101
         27           Financial Data Schedule                                                  Page 102