Form 10-Q
period 1997-05-03
MICHAEL ANTHONY JEWELERS INC
filed 1997-06-10
CIK 799515

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          For Quarter ended May 3, 1997

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
                                              --   --
               CLASS                                    Number of Shares
Common Stock, Par Value $.001                           Outstanding as of
                                                          June 3, 1997
                                                        -----------------
                                                            7,700,923

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                                                PAGE
                                                                                                                ----
PART I  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS
         Consolidated Condensed Balance Sheets,
           May 3, 1997 (Unaudited) and
             February 1, 1997................................................................................     3

         Consolidated Condensed Statements of Operations
           Three-Month Period Ended
             May 3, 1997 and April 27, 1996 (Unaudited) .....................................................     4

         Consolidated Condensed Statement of Changes in
           Stockholders' Equity, Three-Month Period Ended
             May 3, 1997 (Unaudited).........................................................................     5

         Consolidated Condensed Statements of Cash Flows,
           Three-Month Period Ended
             May 3, 1997 and April 27, 1996 (Unaudited)......................................................     6

         Notes to Consolidated Condensed Financial
           Statements........................................................................................   7-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS.................................................................................. 10-13

PART II  OTHER INFORMATION:

         Item 1 Through Item 6 .............................................................................     14

          Signature Page....................................................................................     15



                         MICHAEL ANTHONY JEWELERS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS
------
                                                                      (Unaudited)
                                                                         May 3,       February 1,
                                                                          1997           1997
                                                                       -----------    -----------
CURRENT ASSETS:
     Cash and equivalents                                               $  7,189       $ 10,430
     Accounts receivable:
        Trade (less allowances of $1,316 and $1,404, respectively)        21,870         21,500
        Other                                                                169             91
     Inventories                                                          19,971         18,903
     Prepaid expenses and other current assets                             1,472            885
     Deferred taxes                                                          578            578
                                                                        --------       --------
          Total current assets                                            51,249         52,387

PROPERTY, PLANT AND EQUIPMENT - net                                       18,182         18,621
INTANGIBLES - net                                                            854            916
OTHER ASSETS                                                                 960            825
                                                                        --------       --------
                                                                        $ 71,245       $ 72,749
                                                                        ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable - trade                                           $  3,593       $  3,141
     Current portion of long-term debt
        and lease liability                                                3,349          3,402
     Accrued expenses                                                      3,115          3,217
     Taxes payable                                                           322            585
                                                                        --------       --------
          Total current liabilities                                       10,379         10,345
                                                                        --------       --------

LONG-TERM DEBT                                                            13,817         13,946
                                                                        --------       --------
CAPITAL LEASE LIABILITY                                                      283            348
                                                                        --------       --------
DEFERRED TAXES                                                             1,068          1,068
                                                                        --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

     Preferred stock - par value $1.00 per share;
         1,000,000 shares authorized; none issued                           --             --
     Common stock - par value $.001 per share;
         20,000,000 shares authorized; 8,279,000
         shares issued and outstanding as of
         May 3, 1997 and February 1, 1997, respectively                        8              8
     Additional paid-in capital                                           31,732         31,732
     Retained earnings                                                    15,673         16,096
     Treasury stock, 536,400 and  250,000 shares as of May 3, 1997
         and  February 1, 1997, respectively                              (1,715)          (794)
                                                                        --------       --------
               Total stockholders' equity                                 45,698         47,042
                                                                        --------       --------
                                                                        $ 71,245       $ 72,749
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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                           Three Months Ended
                                           ------------------
                                         May 3,       April 27,
                                         1997           1996
                                       --------       ---------
NET SALES                              $ 27,606       $ 29,203

COST OF GOODS SOLD                       22,544         24,250
                                       --------       --------
     GROSS PROFIT ON SALES                5,062          4,953

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                 5,252          4,335
                                       --------       --------
     OPERATING (LOSS)/INCOME               (190)           618

OTHER INCOME/(EXPENSES):
     Gold consignment fee, net             (260)          (351)
     Interest expense                      (381)          (429)
     Interest income                        125            160
     Other income                            24             14
                                       --------       --------
     Total Other Income/(Expense)          (492)          (606)
                                       --------       --------
(LOSS)/INCOME BEFORE INCOME TAXES          (682)            12

INCOME TAX (BENEFIT)/PROVISION             (259)             4
                                       --------       --------
     NET (LOSS)/INCOME                 $   (423)      $      8
                                       ========       ========
(LOSS)/EARNINGS PER SHARE              $  (0.05)      $   0.00
                                       ========       ========
WEIGHTED AVERAGE NUMBER
   OF SHARES                              7,869          8,274
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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                Common Stock      Additional                    Treasury Stock
                                               ----------------    Paid-In      Retained      -------------------
                                               Shares   Dollars    Capital      Earnings      Shares      Dollars        Total
                                               ------   -------    -------      --------      ------      -------        -----
Balance -
  February 1, 1997                              8,279      $8      $31,732      $ 16,096       (250)      $  (794)      $ 47,042

Purchase of treasury stock                          -       -            -             -       (286)         (921)          (921)

Net loss                                            -       -            -          (423)         -             -           (423)
                                                -----      --      -------      --------       ----       -------       --------
Balance -
 May 3, 1997                                    8,279      $8      $31,732      $ 15,673       (536)      $(1,715)      $ 45,698
                                                =====      ==      =======      ========       ====       =======       ========



The accompanying notes are an integral part of these consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              Three Months Ended
                                                                             May 3,       April 27,
                                                                             1997           1996
                                                                           --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)/income                                                       $   (423)      $      8
   Adjustments to reconcile net (loss)/income
     to net cash used in operating activities:
             Depreciation and amortization                                    1,015            989
             Provision for accounts receivable                                   60             30
             Provision for sales returns                                       (145)          (187)
             Asset write-off                                                    259             --
             Gain on asset sale                                                  --            (17)
(Increase)/decrease in operating assets:
             Accounts receivable                                               (363)         9,929
             Inventories                                                     (1,068)           896
             Prepaid expenses and other current assets                         (587)          (573)
             Other assets                                                      (196)          (301)
             Intangibles                                                         11           (100)
   Increase/(decrease) in operating liabilities:
             Accounts payable                                                   452         (1,585)
             Accrued expenses                                                  (102)          (542)
             Taxes payable                                                     (263)             4
                                                                           --------       --------
                  Net cash (used in)/provided by operating activities        (1,350)         8,551
                                                                           --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment - net                             (723)          (771)
                                                                           --------       --------
                  Net cash used in investing activities                        (723)          (771)
                                                                           --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt
     and capital lease liabilities                                             (247)        (1,738)
   Purchase of treasury stock                                                  (921)             -
                                                                           --------       --------
                  Net cash used in financing activities                      (1,168)        (1,738)
                                                                                          --------
(DECREASE)/INCREASE IN CASH AND EQUIVALENTS                                  (3,241)         6,042

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                  10,430          6,673
                                                                           --------       --------
CASH AND EQUIVALENTS AT END OF PERIOD                                      $  7,189       $ 12,715
                                                                           ========       ========
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
Cash paid during the period for:
Interest and gold consignment fees                                         $    693       $  1,109
Taxes                                                                      $      -       $      -



The accompanying notes are an integral part of these consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                     FORM 10-Q FOR QUARTER ENDED MAY 3, 1997
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 1997 IS UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     The unaudited interim consolidated condensed balance sheet as of May 3, 1997 and the unaudited consolidated condensed statements of operations for the three months ended May 3, 1997 and April 27, 1996, and the unaudited consolidated condensed statements of cash flows for the three months ended May 3, 1997 and April 27, 1996, and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the 1997 Annual Report to Stockholders of Michael Anthony Jewelers, Inc. (the "Company").

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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which established new standards for computing and presenting net income per common share and replaced the standards previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share. The Company will begin reporting net income per common share and net income per common share assuming dilution according to this new standard in the fourth quarter of fiscal year ending 1998. Net income per common share amounts, for the first quarter of 1998 and all prior periods, computed under the new standard approximate the net income per common share amounts reported under the previous standard.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                     FORM 10-Q FOR QUARTER ENDED MAY 3, 1997
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 1997 IS UNAUDITED)

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

     The average price of gold in the current quarter was $349 per ounce as compared to $394 per ounce for the quarter ended April 27, 1996.

3.   INVENTORIES
     -----------

     Inventories consist of:

                                        May 3,     February 1,
                                         1997          1997
                                        -------      -------
                                            (Unaudited)
                                           (In thousands)
                   Finished goods       $39,973      $37,020
                   Work in process       23,302       14,597
                   Raw materials          8,721        7,568
                                        -------      -------
                                         71,996       59,185
                   Less:

                   Consigned gold        52,025       40,282
                                        -------      -------
                                        $19,971      $18,903
                                        =======      =======

     Inventories as of May 3, 1997 and February 1, 1997 excluded 153,200 and 116,600 ounces of gold on consignment, respectively.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                     FORM 10-Q FOR QUARTER ENDED MAY 3, 1997
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 1997 IS UNAUDITED)

4.   STOCK REPURCHASE PROGRAM
     ------------------------

     In December 1995, the Company announced a Common Stock repurchase program pursuant to which the Company may repurchase up to 750,000 shares of Common Stock. On April 4, 1997, the Board of Directors authorized an increase of an additional 500,000 shares of Common Stock that the Company may repurchase under the Stock Repurchase Plan. As of May 29, 1997, the Company had repurchased a total of 638,000 shares on the open market for an aggregate price of approximately $1,978,000, of which 60,000 shares have been retired.

5.   SUBSEQUENT EVENT
     ----------------

     On May 16, 1997, the Company acquired one of the buildings housing its manufacturing facilities (the "50 Building") from MacQuesten Realty Company ("MRC") for a purchase price of $1,150,000. The building has approximately 22,000 square feet. The Company funded the acquisition with cash from its operations.

     On May 30, 1997, the Company signed a preliminary letter of intent to combine the business operations of the Company and Andin International, Inc. in a transaction valued at approximately $70 million.

     Under the terms of the Letter of Intent, Michael Anthony will pay Andin International $10 million in cash, $10 million in a 7.5% Subordinated Note and 1.7 million shares of Michael Anthony common stock. Michael Anthony will also assume all of Andin International's indebtedness, which was approximately $45 million on March 31st. In addition, the Subordinated Note will have attached to it contingent warrants to purchase 2,200,000 shares of common stock at an exercise price of $4.55 per share. The warrants will become exercisable in four tranches of 550,000 each, at such time that the trading price of Michael Anthony's common stock trades at a per share price of $6.00, $8.00, $10.00 and $12.00, respectively for each tranche, for a period of at least 90 consecutive trading days.

     The proposed transaction is subject to execution of a definitive purchase or merger agreement, approval of the transaction by the Company's stockholders, receipt of all approvals or consents necessary for the transaction, completion of satisfactory due diligence, entering into satisfactory arrangements with existing management of Andin International and satisfactory arrangements for the financing of the transaction and the Company's operations after closing.

ITEM 2          MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 1997 IS UNAUDITED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS
------------------------------------------
ENDED MAY 3, 1997 AND APRIL 27, 1996
------------------------------------

Net sales for the three months ended May 3, 1997 were approximately $27,606,000, a decrease of 5.5% from net sales of approximately $29,203,000 for the comparable period last year. The decrease in sales was primarily due to the lower average gold price this year, which represented approximately $1,200,000 of the decrease, or $349 an ounce versus last year's $394 an ounce, a decrease of 11%.

Gross profit margin increased to approximately 18.3% of net sales for the three months ended May 3, 1997 compared to approximately 17.0% for the comparable period last year. Approximately half of the percentage increase in the gross margin was due to the lower average gold price, or .07%.

Selling, general and administrative expenses for the three months ended May 3, 1997 were approximately $5,252,000, an increase of $917,000 or 21.1% from approximately $4,335,000 for the comparable period last year. As a percentage of net sales, selling, general and administrative expenses increased to 19.0% for the three months ended May 3, 1997 from 14.8% for the comparable period last year. The increase is primarily attributable to increases in (i) software development expenses, (ii) advertising expenses, and (iii) payroll and payroll related expenses.

Other expenses-net for the three months ended May 3, 1997 were approximately $492,000, a decrease of $114,000 or 18.8% compared to approximately $606,000 in expense, for the comparable period last year. Gold consignment fees decreased $91,000 primarily due to the lower average gold price and lower level of consignment inventory.

As a result of the above factors the Company had a net loss for the three months ended May 3, 1997, of approximately $423,000 or $.05 loss per share on 7,869,000 weighted average shares outstanding, compared to net income of approximately $8,000 or $.00 per share on 8,274,000 weighted average shares outstanding for the comparable period last year.

ITEM 2          MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 1997 IS UNAUDITED)

Liquidity and Capital Resources
-------------------------------

The Company relies on a gold consignment program, short-term and long-term borrowings and internally generated funds to finance its operations. The Company fills most of its gold supply needs through gold consignment arrangements with the Gold Lenders. Under the terms of those arrangements, the Company is entitled to lease the lesser of (i) an aggregate of 250,000 ounces of fine gold or (ii) consigned gold with an aggregate value equal to $106,695,000. The consigned gold is secured by certain property of the Company including inventory and machinery and equipment. The Company pays the Gold Lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix. The Company believes that its financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to the Company. As of May 3, 1997, the Company held 153,200 ounces of gold on consignment with a market value of $52,025,000.

The consignment agreements contain certain restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and each of the agreements requires the Company to own a specific amount of gold at all times. At May 3, 1997, the Company was in compliance with the covenants in its consignment agreements and the Company's owned gold inventory was valued at approximately $6,346,000. Management believes that the supply of gold available through the Company's gold consignment arrangements, in conjunction with the Company's owned gold, is sufficient to meet the Company's requirements.

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

ITEM 2          MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 1997 IS UNAUDITED)

Liquidity and Capital Resources (Continued)
-------------------------------------------

While the Company believes its supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may result in reduced demand for the Company's products. From February 1, 1997 until May 3, 1997, the closing price of gold according to the Second London Gold Fix ranged from a low of $337 per ounce to a high of nearly $362 per ounce. There can be no assurances that fluctuations in the precious metals and credit markets would not result in an interruption of the Company's gold supply or the credit arrangements necessary to allow the Company to support its accounts receivable and continue the use of consigned gold.

In each of 1987 and 1992, the Company issued $10,000,000 principal amount of senior secured notes with various insurance companies, which accrue interest at 10.5% and 8.61% per annum, respectively. In February 1995, the Company issued an additional $6,000,000 principal amount of senior secured notes with various insurance companies, which currently accrue interest at 7.31% per annum. The various insurance company lenders are collectively referred to as the "Senior Note Holders". These notes are secured by the Company's accounts receivable, machinery and equipment, inventory (secondary lien to the Gold Lenders) and proceeds. In addition, the note purchase agreements contain certain restrictive financial covenants and restrict the payment of dividends. At May 3, 1997, the Company was in compliance with the covenants and $14,417,000 of principal remained outstanding under the notes issued in 1987, 1992 and 1995.

On October 6, 1995, the Company obtained a loan from a bank in the amount of $2,500,000. As collateral for the loan, the Company granted the bank a first mortgage on the Company's corporate headquarters. The mortgage has a ten-year term and interest on the mortgage accrues at 8% per annum. In addition, the mortgage contains certain restrictive financial covenants. At May 3, 1997, the Company was in compliance with the covenants and $2,336,000 of principal remained outstanding under the mortgage.

The Company has a line of credit arrangement with a commercial bank (the "Line of Credit"), under which the Company may borrow up to $15,000,000. The Line of Credit is secured by certain assets of the Company, including accounts receivable and inventory. As of May 3, 1997, there was no amount outstanding under the Line of Credit. The Line of Credit currently expires on July 31, 1997, subject to annual renewal. Management believes that the Line of Credit will be renewed; however, if the current lender decides not to renew the Line of Credit, the Company believes that other lenders would be willing to enter into a similar arrangement.

Cash and marketable securities decreased from $10,430,000 at February 1, 1997 to $7,189,000 at May 3, 1997. This decrease was primarily due to the Company's seasonal increase in inventory and repurchases of treasury stock.

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 1997 IS UNAUDITED)

Liquidity and Capital Resources (Continued)
-------------------------------
During the three months ended May 3, 1997, the Company used $1,350,000 of cash from operations primarily for its higher inventory level and increased prepaid expenses. During the comparable period of the prior year cash provided from operations was $8,551,000, primarily due to increased collections of accounts receivable.

Cash of $723,000 was used for investing activities, comprised of equipment purchases, as compared to $771,000 used for equipment purchases during the comparable three-month period last year. Cash of $1,168,000 was used for financing activities during the three-month period, primarily representing repurchases of treasury stock and repayment of borrowings.

As part of its long-term strategic planning, the Company recently acquired one of its manufacturing facilities from MRC for a purchase price of $1,150,000. As part of the transaction, the Company obtained an exclusive, two-year option to acquire from MRC the two remaining manufacturing and distribution facilities that are currently being leased from MRC (the "Leased Properties"). In the event the Company acquires any of such properties, the Company may incur or assume additional long-term indebtedness in order to finance their purchase.

For the balance of fiscal 1998, the Company projects capital expenditures of approximately $2,500,000, which includes certain improvements on its leased and owned properties, but does not include any other costs related to the possible acquisition of the Leased Properties.

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Item 1 through Item 5

     Not applicable.

Item 6.

     (a)  Exhibits
          --------

          10.1 Contract of Sale dated May 16, 1997 between Registrant and MacQuesten Realty Company

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

                                   MICHAEL ANTHONY JEWELERS, INC.

Dated: June 9, 1997                By:/s/Allan Corn
                                   --------------------------
                                   Allan Corn
                                   Senior Vice President and
                                   Chief Financial Officer

                                  EXHIBIT INDEX
                                       TO
                     FORM 10-Q FOR QUARTER ENDED MAY 3, 1997

           Exhibit No.
           -----------

                10.1 Contract of Sale dated May 16, 1997 between Registrant and MacQuesten Realty Company

                 27         Financial Data Schedule