Form 10-Q
period 1997-08-02
MICHAEL ANTHONY JEWELERS INC
filed 1997-09-12
CIK 799515

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter ended August 2, 1997

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

          CLASS
                                                         Number of Shares
Common Stock, Par Value $.001                            Outstanding as of
                                                         September 10, 1997
                                                         ------------------
                                                                7,704,385

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                        PAGE
                                                                        ----

PART I  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

            Consolidated Condensed Balance Sheets,
              August 2, 1997 (Unaudited) and
                February 1, 1997........................................   3

            Consolidated Condensed Statements of Operations
              Three-Month and Six-Month Periods Ended
                August 2, 1997 and July 27, 1996 (Unaudited) ...........   4

            Consolidated Condensed Statement of Changes in
              Stockholders' Equity, Six-Month Period Ended
                August 2, 1997 (Unaudited)..............................   5

            Consolidated Condensed Statements of Cash Flows,
              Six-Month Periods Ended
                August 2, 1997 and July 27, 1996 (Unaudited)............   6

            Notes to Consolidated Condensed Financial
              Statements................................................  7-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS............................................. 10-14

PART II  OTHER INFORMATION:

            Item 1 Through Item 6 ......................................  15

            Signature Page..............................................  16


                                          MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED CONDENSED BALANCE SHEETS
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS                                                                     (Unaudited)
------                                                                       August 2,         February 1,
                                                                               1997                1997
                                                                               ----                ----
CURRENT ASSETS:
     Cash and equivalents                                                   $  4,944            $ 10,430
     Accounts receivable:
        Trade (less allowances of $1,600 and $1,404, respectively)            18,461              21,500
        Other                                                                    223                  91
     Inventories                                                              20,271              18,903
     Prepaid expenses and other current assets                                 2,096                 885
     Deferred taxes                                                              578                 578
                                                                            --------            --------

          Total current assets                                                46,573              52,387

PROPERTY, PLANT AND EQUIPMENT - net                                           19,324              18,621
INTANGIBLES - net                                                                686                 916
OTHER ASSETS                                                                     888                 825
                                                                            --------            --------
                                                                            $ 67,471            $ 72,749
                                                                            ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Accounts payable - trade                                               $  3,037            $  3,141
     Current portion of long-term debt
        and lease liability                                                    3,175               3,402
     Accrued expenses                                                          2,880               3,217
     Taxes payable                                                              --                   585
                                                                            --------            --------

          Total current liabilities                                            9,092              10,345
                                                                            --------            --------

LONG-TERM DEBT                                                                12,673              13,946
                                                                            --------            --------
CAPITAL LEASE LIABILITY                                                          342                 348
                                                                            --------            --------
DEFERRED TAXES                                                                 1,068               1,068
                                                                            --------            --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock - par value $1.00 per share;
            1,000,000 shares authorized; none issued                            --                  --
     Common stock - par value $.001 per share;
            20,000,000 shares authorized; 8,279,000
            shares issued and outstanding as of
            August 2, 1997 and February 1, 1997, respectively                      8                   8
     Additional paid-in capital                                               31,732              31,732
     Retained earnings                                                        14,406              16,096
     Treasury stock, 578,000 and  250,000 shares as of August 2, 1997
            and  February 1, 1997, respectively                               (1,850)               (794)
                                                                            --------            --------

               Total stockholders' equity                                     44,296              47,042
                                                                            --------            --------

                                                                            $ 67,471            $ 72,749
                                                                            ========            ========

The accompanying notes are an integral part of these consolidated condensed financial statements.



                                                                      MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                                                                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                                                        (UNAUDITED)
                                                                            (IN THOUSANDS, EXCEPT LOSS PER SHARE)

                                                                 Three Months Ended                       Six Months Ended
                                                                 ------------------                       ----------------

                                                            August 2,           July 27,            August 2,          July 27,
                                                              1997               1996                1997                1996
                                                            -------            --------            --------            --------

NET SALES                                                  $ 22,618            $ 27,706            $ 50,224            $ 56,909

COST OF GOODS SOLD                                           18,967              23,641              41,511              47,891
                                                           --------            --------            --------            --------

     GROSS PROFIT                                             3,651               4,065               8,713               9,018

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                     5,845               4,482              11,097               8,817
                                                           --------            --------            --------            --------

     OPERATING (LOSS)/INCOME                                 (2,194)               (417)             (2,384)                201

OTHER INCOME/(EXPENSES):
     Gold consignment fee, net                                 (347)               (312)               (607)               (663)
     Interest expense                                          (304)               (410)               (685)               (839)
     Interest income                                            113                 125                 238                 285
     Other income                                               643                   6                 667                  20
                                                           --------            --------            --------            --------

     Total other income/(expense)                               105                (591)               (387)             (1,197)
                                                           --------            --------            --------            --------

LOSS BEFORE INCOME TAX BENEFIT                               (2,089)             (1,008)             (2,771)               (996)

INCOME TAX BENEFIT                                             (822)               (383)             (1,081)               (379)
                                                           --------            --------            --------            --------

     NET LOSS                                              $ (1,267)           $   (625)           $ (1,690)           $   (617)
                                                           ========            ========            ========            ========

LOSS PER SHARE                                             $  (0.16)           $  (0.08)           $  (0.22)           $  (0.08)
                                                           ========            ========            ========            ========

WEIGHTED AVERAGE NUMBER
   OF SHARES                                                  7,706               8,256               7,787               8,265
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



                                                                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                                                       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                   (UNAUDITED)
                                                                                 (IN THOUSANDS)

                                                Common Stock        Additional                     Treasury Stock
                                           --------------------      Paid-In      Retained         --------------
                                           Shares       Dollars      Capital      Earnings       Shares      Dollars         Total
                                           ------       -------    -----------    --------       ------     --------        -------
Balance -
  February 1, 1997                           8,279     $      8     $ 31,732     $ 16,096          (250)     $   (794)     $ 47,042
Purchase of treasury stock                    --           --           --           --            (328)       (1,056)       (1,056)
Net loss                                      --           --           --         (1,690)         --            --          (1,690)
                                          --------     --------     --------     --------      --------      --------      --------
Balance -
 August 2, 1997                              8,279     $      8     $ 31,732     $ 14,406          (578)     $ (1,850)     $ 44,296
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



                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                              Six Months Ended
                                                                                          August 2,        July 27,
                                                                                            1997             1996
                                                                                          --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                              $ (1,690)         $   (617)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
                 Depreciation and amortization                                              2,013             1,917
                 Provision for accounts receivable                                            343                70
                 Provision for sales returns                                                 (147)             (187)
                 Asset write-off                                                              259              --
   (Increase)/decrease in operating assets:
                 Accounts receivable                                                        2,711            12,335
                 Inventories                                                               (1,368)           (1,500)
                 Prepaid expenses and other current assets                                 (1,211)              (23)
                 Other assets                                                                (163)             (508)
                 Intangibles                                                                  127              (118)
   Increase/(decrease) in operating liabilities:
                 Accounts payable                                                            (104)           (2,327)
                 Accrued expenses                                                            (337)           (1,149)
                 Taxes payable                                                               (585)             (379)
                                                                                         --------          --------

                          Net cash (used in)/provided by operating activities                (152)            7,514
                                                                                         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment - net                                         (2,772)           (1,535)
                                                                                         --------          --------

                          Net cash used in investing activities                            (2,772)           (1,535)
                                                                                         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt
     and capital lease liabilities                                                         (1,506)           (2,990)
   Purchase of treasury stock                                                              (1,056)              (80)
                                                                                         --------          --------

                          Net cash used in financing activities                            (2,562)           (3,070)
                                                                                         --------          --------

(DECREASE)/INCREASE IN CASH AND EQUIVALENTS                                                (5,486)            2,909

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                                10,430             6,673
                                                                                         --------          --------

CASH AND EQUIVALENTS AT END OF PERIOD                                                    $  4,944          $  9,582
                                                                                         ========          ========

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
Cash paid during the period for:
Interest and gold consignment fees                                                       $  1,219          $  1,676
Taxes                                                                                    $     67          $   --



The accompanying notes are an integral part of these consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED AUGUST 2, 1997
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 1997 IS UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------

      The unaudited interim consolidated condensed balance sheet as of August 2, 1997 and the unaudited consolidated condensed statements of operations for the six months ended August 2, 1997 and July 27, 1996, and the unaudited consolidated condensed statements of cash flows for the six months ended August 2, 1997 and July 27, 1996, and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the 1997 Annual Report to Stockholders of Michael Anthony Jewelers, Inc. (the "Company").

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

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which established new standards for computing and presenting net income per common share and replaced the standards previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share. The Company will begin reporting net income per common share and net income per common share assuming dilution according to this new standard in the fourth quarter of fiscal year ending 1998. Net income per common share amounts, for the second quarter of 1998 and all prior periods, computed under the new standard approximate the net income per common share amounts reported under the previous standard.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED AUGUST 2, 1997
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 1997 IS UNAUDITED)

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

      The average price of gold in the current quarter was $340 per ounce as compared to $396 per ounce for the quarter ended July 27, 1996.

3.    INVENTORIES
      -----------

      Inventories consist of:

                                           August 2,     February 1,
                                             1997           1997
                                             ----           ----
                                                  (Unaudited)
                                                (In thousands)

          Finished goods                   $42,223        $37,020
          Work in process                   25,702         14,597
          Raw materials                      6,334          7,568
                                           -------        -------
                                            74,259         59,185
          Less:
          Consigned gold                    53,988         40,282
                                           -------        -------
                                           $20,271        $18,903
                                           =======        =======



      Inventories as of August 2, 1997 and February 1, 1997 excluded 166,600 and 116,600 ounces of gold on consignment, respectively.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED AUGUST 2, 1997
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 1997 IS UNAUDITED)

4.    OTHER INCOME
      ------------

      Other income for the three-month and six-month periods ended August 2, 1997 includes a gain of approximately $625,000 on the sale of an asset.

5.    STOCK REPURCHASE PROGRAM
      ------------------------

      In December 1995, the Company announced a Common Stock repurchase program pursuant to which the Company may repurchase up to 750,000 shares of Common Stock. On April 4, 1997, the Board of Directors authorized an increase of an additional 500,000 shares of Common Stock that the Company may repurchase under the Stock Repurchase Plan. As of August 2, 1997, the Company had repurchased a total of 638,000 shares on the open market for an aggregate price of approximately $1,978,000, of which 60,000 shares have been retired.

ITEM 2        MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 1997 IS UNAUDITED)

SUMMARY OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
-----------------------------------------------------
ENDED AUGUST 2, 1997 AND JULY 27, 1996
--------------------------------------

Net sales for the three months ended August 2, 1997, were approximately $22,618,000, a decrease of 18.4% compared to net sales of approximately $27,706,000 for the comparable period last year. The decrease in sales was primarily a result of lower sales volume as well as a 14% decrease in the average gold price. The average gold price for the quarter ended August 2, 1997 was $340 compared to $400 per ounce in the comparable period last year, which represented approximately $2,233,000 of the decrease in sales.

Gross profit margin increased to approximately 16.1% of net sales for the three months ended August 2, 1997, compared to approximately 14.7% for the comparable period last year due to the lower average gold price.

Selling, general and administrative expenses for the three months ended August 2, 1997, were approximately $5,845,000, an increase of $1,363,000 or 30.4% from approximately $4,482,000 for the comparable period last year. As a percentage of net sales, adjusted for the gold price difference of $2,233,000 discussed above, selling, general and administrative expenses increased to 23.5% for the three months ended August 2, 1997, from 16.2% for the comparable period of the prior year. Included in selling, general and administrative expenses for the three months ended August 2, 1997 was $200,000 of costs related to the termination of merger negotiations. The remaining increase of $1,163,000 is primarily attributable to increases in (i) payroll and payroll related expenses, (ii) the provision for bad debts, (iii) product and packaging supplies, (iv) and product software development costs.

Other income for the three months ended August 2, 1997, was approximately $643,000, an increase of $637,000 compared to approximately $6,000, for the comparable period last year. The increase was primarily due to a gain of $625,000 for the Company's sale of an asset in May 1997.

Interest expense and gold consignment fees for the three months ended August 2, 1997, were approximately $651,000, a decrease of $71,000 or 9.8% compared to approximately $722,000, for the comparable period last year. The decrease was primarily due to the Company's higher consignment interest rate and level of consignment inventory.

As a result of the above factors the Company had a net loss for the three months ended August 2, 1997 of approximately $1,267,000 or $.16 loss per share on 7,706,000 weighted average shares outstanding, compared to a net loss of $625,000 or $.08 loss per share on 8,256,000 weighted average shares outstanding for the comparable period last year.

ITEM 2          MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 1997 IS UNAUDITED)

SUMMARY OF RESULTS OF OPERATIONS FOR THE SIX MONTHS
---------------------------------------------------
ENDED AUGUST 2, 1997 AND JULY 27, 1996
--------------------------------------

Net sales for the six months ended August 2, 1997, were approximately $50,224,000, a decrease of 11.7% compared to net sales of approximately $56,909,000 for the comparable period last year. The decrease in sales was primarily a result of the decrease in the average gold price of 15% and lower sales volume. The average gold price per ounce for the six months ended August 2, 1997 was $340 compared to $400 per ounce in the comparable period last year, which represented approximately $5,547,000 of the decrease in sales.

Gross profit margin increased to approximately 17.4% of net sales for the six months ended August 2, 1997, compared to approximately 15.9% for the comparable period last year, due to the lower average gold price.

Selling, general and administrative expenses for the six months ended August 2, 1997, were approximately $11,097,000, an increase of $2,280,000 or 25.8% from approximately $8,817,000 for the comparable period last year. As a percentage of net sales, adjusted for the gold price difference of $5,547,000 discussed above, selling, general and administrative expenses increased to 19.9% for the six months ended August 2, 1997, from 15.5% for the comparable period of the prior year. Included in selling, general and administrative expenses for the six months ended August 2, 1997 was $200,000 of costs related to the termination of merger negotiations. The remaining increase of $2,080,000 is primarily attributable to increases in (i) product software development costs, (ii) payroll and payroll related expenses, (iii) advertising expenses (iv) the provision for bad debts and (v) product and packaging supplies.

Other income for the six months ended August 2, 1997, was approximately $667,000, an increase of $647,000 compared to approximately $20,000, for the comparable period last year. The increase was primarily due to a gain of $625,000 for the Company's sale of an asset in May 1997.

Interest expense and gold consignment fees for the six months ended August 2, 1997, were approximately $1,292,000, a decrease of $210,000 or 14% compared to approximately $1,502,000, for the comparable period last year. The decrease was primarily due to lower gold prices compared to last year.

As a result of the above factors the Company had a net loss for the six months ended August 2, 1997 of approximately $1,690,000 or $.22 loss per share on 7,787,000 weighted average shares outstanding, compared to a net loss of $617,000 or $.08 loss per share on 8,265,000 weighted average shares outstanding for the comparable period last year.

ITEM 2          MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 1997 IS UNAUDITED)

Liquidity and Capital Resources
-------------------------------

The Company relies on a gold consignment program, short-term and long-term borrowings and internally generated funds to finance its operations. The Company fills most of its gold supply needs through gold consignment arrangements with the Gold Lenders. Under the terms of those arrangements, the Company is entitled to lease the lesser of (i) an aggregate of 250,000 ounces of fine gold or (ii) consigned gold with an aggregate value equal to $106,695,000. The consigned gold is secured by certain property of the Company including inventory and machinery and equipment. The Company pays the Gold Lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix. The Company believes that its financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to the Company. As of August 2, 1997, the Company held 166,600 ounces of gold on consignment with a market value of $53,988,000.

The consignment agreements contain certain restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and each of the agreements requires the Company to own a specific amount of gold at all times. At August 2, 1997, the Company was in compliance with the covenants in its consignment agreements and the Company's owned gold inventory was valued at approximately $4,943,000. Management believes that the supply of gold available through the Company's gold consignment arrangements, in conjunction with the Company's owned gold, is sufficient to meet the Company's requirements.

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

Liquidity and Capital Resources (Continued)
-------------------------------------------

While the Company believes its supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may result in reduced demand for the Company's products. From February 1, 1997 until August 2, 1997, the closing price of gold according to the Second London Gold Fix ranged from a low of $317 per ounce to a high of nearly $362 per ounce. There can be no assurances that fluctuations in the precious metals and credit markets would not result in an interruption of the Company's gold supply or the credit arrangements necessary to allow the Company to support its accounts receivable and continue the use of consigned gold.

In each of 1987 and 1992, the Company issued $10,000,000 principal amount of senior secured notes with various insurance companies, which accrue interest at 10.5% and 8.61% per annum, respectively. In February 1995, the Company issued an additional $6,000,000 principal amount of senior secured notes with various insurance companies, which currently accrue interest at 7.31% per annum. The various insurance company lenders are collectively referred to as the "Senior Note Holders". These notes are secured by the Company's accounts receivable, machinery and equipment, inventory (secondary lien to the Gold Lenders) and proceeds. In addition, the note purchase agreements contain certain restrictive financial covenants and restrict the payment of dividends. At August 2, 1997, the Company was in compliance with the covenants and $13,306,000 of principal remained outstanding under the notes issued in 1987, 1992 and 1995.

On October 6, 1995, the Company obtained a loan from a bank in the amount of $2,500,000. As collateral for the loan, the Company granted the bank a first mortgage on the Company's corporate headquarters. The mortgage has a ten-year term and interest on the mortgage accrues at 8% per annum. In addition, the mortgage contains certain restrictive financial covenants. At August 2, 1997, the Company was in compliance with the covenants and $2,334,000 of principal remained outstanding under the mortgage.

The Company has a line of credit arrangement with a commercial bank (the "Line of Credit"), under which the Company may borrow up to $15,000,000. The Line of Credit is secured by certain assets of the Company, including accounts receivable and inventory. As of August 2, 1997, there was no amount outstanding under the Line of Credit. The Line of Credit currently expires on July 31, 1998, subject to annual renewal.

Cash and cash equivalents decreased from $10,430,000 at February 1, 1997 to $4,944,000 at August 2, 1997. This decrease was primarily due to the Company's seasonal increase in inventory, purchase of a building and equipment, and repurchases of stock and debt payments.

ITEM 2          MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 1997 IS UNAUDITED)

Liquidity and Capital Resources (Continued)
-------------------------------------------

During the six months ended August 2, 1997, the Company used $152,000 of cash from operations primarily for its higher inventory level and increased prepaid expenses. During the comparable period of the prior year cash provided from operations was $7,514,000, primarily due to timing of accounts receivable collections.

Cash of $2,772,000 was used for investing activities, for a building and equipment purchases, as compared to $1,535,000 used for equipment purchases during the comparable six-month period last year. The increase is primarily due to the purchase of one of Company's the manufacturing facility buildings. Cash of $2,562,000 was used for financing activities during the six-month period, for repurchases of stock and the repayment of borrowings.

As part of its long-term strategic planning, the Company recently acquired one of its manufacturing facilities from MacQuesten Realty Company, a general partnership owned by Michael and Anthony Paolercio ("MRC") for a purchase price of $1,150,000. As part of the transaction, the Company obtained an exclusive, two-year option to acquire from MRC the two remaining manufacturing and distribution facilities that are currently being leased from MRC (the "Leased Properties"). In the event the Company acquires any of such properties, the Company may incur or assume additional long-term indebtedness in order to finance their purchase.

For the balance of fiscal 1998, the Company projects capital expenditures of approximately $1,000,000, which includes certain improvements on its leased and owned properties, but does not include any other costs related to the possible acquisition of the Leased Properties.

The Company believes that its long-term debt and existing lines of credit provide sufficient funding for the Company's operations. In the event that the Company requires additional financing during fiscal 1998, it will be necessary to fund this requirement through expanded credit facilities with its existing or other lenders. The Company believes that such additional financing can be arranged.

New Accounting Standard
-----------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which will be effective for fiscal years beginning after December 15, 1997. SFAS No. 131 redefines how operating segments are determined and requires expanded quantitative and qualitative disclosures relating to a company's operating segments. The Company anticipates that the adoption of SFAS No. 131 will not have a material impact on current disclosures.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Item 1 through Item 5

      Not applicable.

Item 6.

      (a)  Exhibits
           --------

               10        Promissory Note issued to Chase Bank N.A.
               27        Financial Data Schedule


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

                                              MICHAEL ANTHONY JEWELERS, INC.

Dated: September 11, 1997                     By:/s/Allan Corn
                                              -------------------------
                                              Allan Corn
                                              Senior Vice President and
                                              Chief Financial Officer

                                  EXHIBIT INDEX
                                       TO
                   FORM 10-Q FOR QUARTER ENDED AUGUST 2, 1997

Exhibit No.                                                        Page No.
-----------                                                        --------

    10       Promissory Note issed to Chase Bank N.A.                 18
    27       Financial Data Schedule                                  25