Form 10-Q
period 1997-11-01
MICHAEL ANTHONY JEWELERS INC
filed 1997-12-15
CIK 799515

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter ended November 1, 1997

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

                                 (914) 699-0000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

               CLASS
               -----                               Number of Shares
Common Stock, Par Value $.001                      Outstanding as of
                                                   December 3, 1997
                                                   ----------------
                                                       7,706,000

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                            PAGE
                                                                            ----
PART I  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Condensed Balance Sheets,
           November 1, 1997 (Unaudited) and
             January 27, 1997...........................................   3

         Consolidated Condensed Statements of Operations
           Nine-Month Period Ended
             November 1, 1997 and October 26, 1996 (Unaudited) .........   4

         Consolidated Condensed Statement of Changes in
           Stockholders' Equity, Nine-Month Period Ended
             November 1, 1997 (Unaudited)...............................   5

         Consolidated Condensed Statements of Cash Flows,
           Nine-Month Period Ended
             November 1, 1997 and October 26, 1996 (Unaudited)..........   6

         Notes to Consolidated Condensed Financial
           Statements...................................................  7-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS................................................. 10-15

PART II  OTHER INFORMATION:

         Item 1 Through Item 6 .........................................   16

          Signature Page................................................   17

                         MICHAEL ANTHONY JEWELERS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


ASSETS
------
                                                                   (Unaudited)
                                                                    November 1, February 1,
                                                                       1997        1997
                                                                     --------    --------
CURRENT ASSETS:
     Cash and equivalents                                            $     --    $ 10,430
     Accounts receivable:
        Trade (less allowances of $1,268 and $1,404, respectively)     36,946      21,500
        Other                                                              17          91
     Inventories                                                       19,875      18,903
     Prepaid expenses and other current assets                          1,215         885
     Deferred taxes                                                       578         578
                                                                     --------    --------

          Total current assets                                         58,631      52,387

PROPERTY, PLANT AND EQUIPMENT - net                                    19,339      18,621
INTANGIBLES - net                                                         633         916
OTHER ASSETS                                                              885         825
                                                                     --------    --------
                                                                     $ 79,488    $ 72,749
                                                                     ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - trade                                        $  3,156    $  3,141
     Loans payable                                                      8,900          --
     Current portion of long-term debt
        and lease liability                                             3,170       3,402
     Accrued expenses                                                   4,994       3,217
     Taxes payable                                                         58         585
                                                                     --------    --------

          Total current liabilities                                    20,278      10,345
                                                                     --------    --------

LONG-TERM DEBT                                                         12,647      13,946
                                                                     --------    --------
CAPITAL LEASE LIABILITY                                                   213         348
                                                                     --------    --------
DEFERRED TAXES                                                          1,068       1,068
                                                                     --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock - par value $1.00 per share;
         1,000,000 shares authorized; none issued                          --          --
     Common stock - par value $.001 per share;
         20,000,000 shares  authorized;  8,279,000 shares issued
         and outstanding as of November 1, 1997 and
         February 1, 1997, respectively                                     8           8
     Additional paid-in capital                                        31,732      31,732
     Retained earnings                                                 15,392      16,096
     Treasury stock, 578,000 and 250,000 shares as of
         November 1, 1997 and  February 1, 1997, respectively          (1,850)       (794)
                                                                     --------    --------

               Total stockholders' equity                              45,282      47,042
                                                                     --------    --------

                                                                     $ 79,488    $ 72,749
                                                                     ========    ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                        Three Months Ended               Nine Months Ended
                                    ---------------------------      ------------------------
                                    November 1,      October 26,     November 1,   October 26,
                                       1997              1996            1997          1996
                                    ---------         ---------      ---------      ---------

NET SALES                           $  41,753         $  48,772      $  91,977      $ 105,681

COST OF GOODS SOLD                     33,193            39,800         74,704         87,691
                                    ---------         ---------      ---------      ---------

     GROSS PROFIT ON SALES              8,560             8,972         17,273         17,990

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES               6,233             6,019         17,330         14,836
                                    ---------         ---------      ---------      ---------

     OPERATING INCOME/(LOSS)            2,327             2,953            (57)         3,154

OTHER INCOME/(EXPENSES):
     Gold consignment fee                (378)             (349)          (985)        (1,012)
     Interest expense                    (363)             (426)        (1,048)        (1,265)
     Interest income                       31                94            269            379
     Other income                          19                34            686             54
                                    ---------         ---------      ---------      ---------

     Total Other Income/(Expense)        (691)             (647)        (1,078)        (1,844)
                                    ---------         ---------      ---------      ---------

INCOME/(LOSS) BEFORE INCOME
 TAXES                                  1,636             2,306         (1,135)         1,310

INCOME TAX PROVISION/(BENEFIT)            650               878           (431)           499
                                    ---------         ---------      ---------      ---------

     NET INCOME/(LOSS)              $     986         $   1,428      $    (704)     $     811
                                    =========         =========      =========      =========

EARNINGS/(LOSS) PER SHARE           $    0.13         $    0.17      $    (.09)     $    0.10
                                    =========         =========      =========      =========

WEIGHTED AVERAGE NUMBER
   OF SHARES                            7,706             8,254          7,758          8,261
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


                                           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                             (UNAUDITED)
                                                           (IN THOUSANDS)



                                                 Common Stock     Additional                 Treasury Stock
                                             -------------------    Paid-in   Retained    --------------------
                                              Shares     Dollars    Capital   Earnings    Shares       Dollars      Total
                                             --------   --------   --------   --------    --------    --------    --------
Balance -
  February 1, 1997                              8,279   $      8   $ 31,732   $ 16,096        (250)   $   (794)   $ 47,042
Purchase of treasury stock                         --         --         --         --        (328)     (1,056)     (1,056)
Net loss                                           --         --         --       (704)         --          --        (704)
                                             --------   --------   --------   --------    --------    --------    --------
Balance -
 November 1, 1997                               8,279   $      8   $ 31,732   $ 15,392        (578)   $ (1,850)   $ 45,282
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


                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                     Nine Months Ended
                                                                  November 1, October 26,
                                                                     1997        1996
                                                                  ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)/income                                               $   (704)   $    811
   Adjustments to reconcile net income
     to net cash used in operating activities:
        Depreciation and amortization                                 2,896       2,974
        Provision for accounts receivable                               132         210
        Provision for sales returns                                    (268)       (187)
        Asset write-off                                                 259          --
   (Increase)/decrease in operating assets:
        Accounts receivable                                         (15,236)     (7,496)
        Inventories                                                    (972)     (1,748)
        Prepaid expenses and other current assets                      (330)        297
        Other assets                                                   (160)       (312)
        Intangibles                                                     179        (119)
   Increase/(decrease) in operating liabilities:
        Accounts payable                                                 15       4,006
        Accrued expenses                                              1,777         232
        Taxes payable                                                  (527)        499
                                                                   --------    --------

             Net cash used in operating activities                  (12,939)       (833)
                                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment - net                   (3,669)     (2,643)
                                                                   --------    --------

             Net cash used in investing activities                   (3,669)     (2,643)
                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt
     and capital lease liabilities                                   (1,666)     (3,111)
   Purchase of treasury stock                                        (1,056)        (80)
   Proceeds from line of credit                                       8,900          --
                                                                   --------    --------

             Net cash provided by/(used in) financing activities      6,178      (3,191)
                                                                   --------    --------

DECREASE IN CASH AND EQUIVALENTS                                     10,430      (6,667)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                          10,430       6,673
                                                                   --------    --------

CASH AND EQUIVALENTS AT END OF PERIOD                              $      0    $      6
                                                                   ========    ========


SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
Cash paid during the period for:
Interest and gold consignment fees                                 $  1,956    $  2,498
Taxes                                                              $     67    $      0


The accompanying notes are an integral part of these consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR QUARTER ENDED NOVEMBER 1, 1997
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 1997 IS UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     The unaudited interim consolidated condensed balance sheet as of November 1, 1997 and the unaudited consolidated condensed statements of operations for the nine months ended November 1, 1997 and October 26, 1996, and the unaudited consolidated condensed statements of cash flows for the nine months ended November 1, 1997 and October 26, 1996, and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the 1997 Annual Report to Stockholders of Michael Anthony Jewelers, Inc. (the "Company").

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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which established new standards for computing and presenting net income per common share and replaced the standards previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share. The Company will begin reporting net income per common share and net income per common share assuming dilution according to this new standard in the fourth quarter of fiscal year ending 1998. Net income per common share amounts, for the third quarter of 1998 and all prior periods, computed under the new standard approximate the net income per common share amounts reported under the previous standard.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR QUARTER ENDED NOVEMBER 1, 1997
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 1997 IS UNAUDITED)

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

     The average price of gold in the current quarter was $330 per ounce as compared to $391 per ounce for the quarter ended October 26, 1996.

3.   INVENTORIES
     -----------

     Inventories consist of:
                                         November 1,                February 1,
                                            1997                        1997
                                         -----------                -----------
                                                      (Unaudited)
                                                     (In thousands)
               Finished goods              $40,729                   $37,020
               Work in process              22,691                    14,597
               Raw materials                 9,875                     7,568
                                           -------                   -------
                                            73,295                    59,185
               Less:
               Consigned gold               53,420                    40,282
                                           -------                   -------
                                           $19,875                   $18,903
                                           =======                   =======


     Inventories as of November 1, 1997 and February 1, 1997 excluded 171,500 and 116,600 ounces of gold on consignment, respectively.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR QUARTER ENDED NOVEMBER 1, 1997
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 1997 IS UNAUDITED)


5.   STOCK REPURCHASE PROGRAM
     ------------------------

     In December 1995, the Company announced a Common Stock repurchase program pursuant to which the Company may repurchase up to 750,000 shares of Common Stock. On April 4, 1997, the Board of Directors authorized an increase of an additional 500,000 shares of Common Stock that the Company may repurchase under the Stock Repurchase Plan. As of November 1, 1997, the Company had repurchased a total of 638,000 shares on the open market for an aggregate price of approximately $1,978,000, of which 60,000 shares have been retired.

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 1997 IS UNAUDITED)

SUMMARY OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
ENDED NOVEMBER 1, 1997 AND OCTOBER 26, 1996
-----------------------------------------------------

Net sales for the three months ended November 1, 1997, were approximately $41,753,000, a decrease of approximately 14% from net sales of approximately $48,772,000 for the comparable period last year. The decrease in sales was primarily due to the lower average gold price this year, $330 an ounce versus last year's $391 an ounce. Of the $7,020,000 decrease in sales or 14.4%, $4,617,000 or 9.5% was a result of lower gold prices and $2,403,000 or 5% was due to fewer grams sold.

Gross profit margin increased to approximately 20.5% of net sales for the three months ended November 1, 1997, compared to approximately 18.4% for the comparable period last year, due to the lower average gold price.

Selling, general and administrative expenses for the three months ended November 1, 1997, were approximately $6,233,000, an increase of 3.5% from approximately $6,019,000 for the comparable period last year. As a percentage of net sales, adjusted for the gold price difference of $4,617,000 discussed above, selling, general and administrative increased to 13.4% for the three months ended
November  1,  1997,  from  12.3% for the  comparable  period of the prior  year.
Included in selling, general and administrative for the three months ended November 1, 1997 was an expense of approximately $450,000 which was the result of an unfavorable decision in a case between M.L. Logo and the Company. The Company has filed a Notice of Appeal in the Case and management believes it has several meritorious grounds on which to appeal the decision of the trial court. There can be no assurance, however, as to the outcome of the Case on appeal. The remaining increase is primarily attributable to increases in (i) payroll expenses, (ii) advertising expenses, and (iii) product software development costs. These increases were offset in part by a decrease in the provision for bad debts and costs related to a termination of merger negotiations.

Interest expense and gold consignment fees for the three months ended November 1, 1997, were approximately $741,000, an increase of $34,000 or 4% compared to approximately $775,000, for the comparable period last year. The increase was primarily due an increase in gold consignment rates.

As a result of the above factors the Company had net income for the three months ended November 1, 1997 of approximately $986,000 or $.13 per share on 7,706,000 weighted average shares outstanding, compared to $1,428,000 or $.17 per share on 8,261,000 weighted average shares outstanding for the comparable period last year.

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 1997 IS UNAUDITED)

SUMMARY OF RESULTS OF OPERATIONS FOR THE NINE MONTHS
ENDED NOVEMBER 1, 1997 AND OCTOBER 26, 1996
----------------------------------------------------

Net sales for the nine months ended November 1, 1997, were approximately $91,977,000, a decrease of 13% from net sales of approximately $105,681,000 for the comparable period last year. The decrease in sales was primarily due to the lower average gold price this year, $341 an ounce versus last year's $396 an ounce. Of the $13,704,000 decrease in sales or 13%, $9,032,000 or 8.5% was a result of lower gold prices and $4,672,000 or 4.5% was due to fewer grams sold.

Gross profit margin increased to approximately 18.8% of net sales for the nine months ended November 1, 1997, compared to approximately 17.0% for the comparable period last year, due to the lower average gold price.

Selling, general and administrative expenses for the nine months ended November 1, 1997, were approximately $17,330,000, an increase of $2,494,000 or 16.8% from approximately $14,836,000 for the comparable period last year. As a percentage of net sales, adjusted for the gold price difference of $9,032,000 discussed above, selling and shipping expenses increased to 17.2% for the nine months ended November 1, 1997, from 14.0% for the comparable period of the prior year. Included in selling, general and administrative for the nine months ended November 1, 1997 was an expense of approximately $450,000 which was the result of an unfavorable decision in a case between M.L. Logo and the Company. The Company has filed a Notice of Appeal in the Case and management believes it has several meritorious grounds on which to appeal the decision of the trial court. The remaining increase is primarily attributable to increases in (i) payroll and payroll related expenses, (ii) product software development costs, (iii) advertising expenses, and (iv) product and packaging supplies.

Other income for the nine months ended November 1, 1997, was approximately $686,000, an increase of $632,000 from approximately $54,000 for the comparable period last year. The increase was primarily due a gain of $625,000 from the Company's sale of an asset.

Interest expense and gold consignment fees for the nine months ended November 1, 1997, were approximately $2,033,000, a decrease of $244,000 or 11% compared to approximately $2,277,000, for the comparable period last year. The decrease was primarily due to the reduction of the Company's long term debt.

As a result of the above factors the Company had a net loss for the nine months ended November 1, 1997 of approximately $704,000 or a loss of $.09 per share on 7,758,000 weighted average shares outstanding, compared to net income of $811,000 or $.10 per share on 8,261,000 weighted average shares outstanding for the comparable period last year.

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 1997 IS UNAUDITED)

SUMMARY OF RESULTS OF OPERATIONS FOR THE NINE MONTHS
ENDED NOVEMBER 1, 1997 AND OCTOBER 26, 1996  (Continued)
-------------------------------------------

The decrease in the gold price has had a negative impact on the Company's gross sales and it appears that the gold price may continue to trend lower. The Company is also facing increased competition from imported products that benefit from the stronger dollar and lower labor costs. In order to more effectively complete in the marketplace, the Company is reviewing its manufacturing processing and reviewing ways to further reduce its inventory levels to support its retail customer base.

LIQUIDITY AND CAPITAL RESOURCES

The Company relies on a gold consignment program, short-term and long-term borrowings and internally generated funds to finance its operations. The Company fills most of its gold supply needs through gold consignment arrangements with the Gold Lenders. Under the terms of those arrangements, the Company is entitled to lease the lesser of (i) an aggregate of 250,000 ounces of fine gold or (ii) consigned gold with an aggregate value equal to $106,695,000. The consigned gold is secured by certain property of the Company including inventory and machinery and equipment. The Company pays the Gold Lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix. The Company believes that its financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to the Company. As of November 1, 1997, the Company held 171,500 ounces of gold on consignment with a market value of $53,420,000.

The consignment agreements contain certain restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and each of the agreements requires the Company to own a specific amount of gold at all times. At November 1, 1997, the Company was in compliance with the covenants in its consignment agreements and the Company's owned gold inventory was valued at approximately $4,298,000. Management believes that the supply of gold available through the Company's gold consignment arrangements, in conjunction with the Company's owned gold, is sufficient to meet the Company's requirements.

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

While the Company believes its supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may result in reduced demand for the Company's products. From February 1, 1997 until November 1, 1997, the closing price of gold according to the Second London Gold Fix ranged from a low of $311 per ounce to a high of nearly $362 per ounce. There can be no assurances that fluctuations in the precious metals and credit markets would not result in an interruption of the Company's gold supply or the credit arrangements necessary to allow the Company to support its accounts receivable and continue the use of consigned gold.

In each of 1987 and 1992, the Company issued $10,000,000 principal amount of senior secured notes with various insurance companies, which accrue interest at 10.5% and 8.61% per annum, respectively. In February 1995, the Company issued an additional $6,000,000 principal amount of senior secured notes with various insurance companies, which currently accrue interest at 7.31% per annum. The various insurance company lenders are collectively referred to as the "Senior Note Holders". These notes are secured by the Company's accounts receivable, machinery and equipment, inventory (secondary lien to the Gold Lenders) and proceeds. In addition, the note purchase agreements contain certain restrictive financial covenants and restrict the payment of dividends. At November 1, 1997, the Company was in compliance with the covenants and $13,306,000 of principal remained outstanding under the notes issued in 1987, 1992 and 1995.

In October 1995, the Company obtained a loan from a bank in the amount of $2,500,000. As collateral for the loan, the Company granted the bank a first mortgage on the Company's corporate headquarters. The mortgage has a ten-year term and interest on the mortgage accrues at 8% per annum. In addition, the mortgage contains certain restrictive financial covenants. At November 1, 1997, the Company was in compliance with the covenants and $2,308,000 of principal remained outstanding under the mortgage.

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 1997 IS UNAUDITED)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The Company has a line of credit arrangement with a commercial bank (the "Line of Credit"), under which the Company may borrow up to $15,000,000. The Line of Credit is secured by certain assets of the Company, including accounts receivable and inventory. As of November 1, 1997, there was $8,900,000 outstanding under the Line of Credit, due to seasonal borrowings. The Line of Credit currently expires on July 31, 1998, subject to annual renewal.

Cash and cash equivalents decreased $10,430,000 during the nine months ended November 1, 1997. This decrease was primarily due to the Company's seasonal increases in accounts receivable and inventory, purchase of a building and equipment, and repurchases of stock and debt payments.

During the nine months ended November 1, 1997, the Company used $12,939,000 of cash from operations. The increase is primarily due to the increased accounts receivable levels which was partially offset by depreciation. The increase in accounts receivable is primarily related to the seasonal nature of the business. During the comparable period of the prior year, the Company used $833,000 of cash from operations, primarily due to the increased accounts receivable level which was offset in part by depreciation and accounts payable.

Cash of $3,669,000 was used for investing activities as compared to $2,643,000 used during the comparable nine-month period last year. The increase is primarily due to the purchase of one of the Company's manufacturing facility buildings.

Cash of $6,178,000 was provided from financing activities during the nine-month period, compared to $3,191,000 used for the comparable period of the prior year. The change is primarily from the Company's use of its line of credit which was offset in part by debt repayments and the repurchsse of stock.

As part of its long-term strategic planning, in May 1997 the Company acquired one of its manufacturing facilities from MacQuesten Realty Company, a general partnership owned by Michael and Anthony Paolercio ("MRC") for a purchase price of $1,150,000. As part of the transaction, the Company obtained an exclusive, two-year option to acquire from MRC the two remaining manufacturing and distribution facilities that are currently being leased from MRC (the "Leased Properties"). In the event the Company acquires any of such properties, the Company may incur or assume additional long-term indebtedness in order to finance their purchase.

For the balance of fiscal 1998, the Company projects capital expenditures of approximately $500,000, which includes certain improvements on its leased and owned properties, but does not include any other costs related to the possible acquisition of the Leased Properties.

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Item 1 through Item 4

     Not applicable.

Item 5.

     Effective October 13, 1997, Fredric R. Wasserspring resigned as an officer and director of the Company. Anthony Paolercio, Jr. assumed the title of President and Michelle Light Paolercio was promoted to Executive Vice President. Mark Hanna joined the Company as a Senior Vice President of Sales on October 22, 1997.

     On October 29, 1997, a decision was entered in the case of M.L. LOGO V. MICHAEL ANTHONY JEWELERS, New York State Supreme Court, County of New York, Index No.: 106327/93 (the "Case"), pursuant to which the Company was ordered to pay M.L. Logo according to the terms of an agreement entered into on May 16, 1986. The Company has filed a Notice of Appeal in the Case and management believes it has several meritorious grounds on which to appeal the decision of the trial court. There can be no assurance, however, as to the outcome of the Case on appeal. The Company estimates that if it is not successful with its appeal of the Case it will have to pay M.L. Logo, as of November 1, 1997, approximately $450,000.

Item 6.

     (a)  EXHIBITS
          --------

           10 Severance and Termination Agreement between the Company and Mark Hanna dated October 22, 1997

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




                                                MICHAEL ANTHONY JEWELERS, INC.


Dated: December 15, 1997                     By: /s/ Allan Corn
                                                --------------------------------
                                                     Allan Corn
                                                     Senior Vice President and
                                                     Chief Financial Officer

                                  EXHIBIT INDEX
                                       TO
                  FORM 10-Q FOR QUARTER ENDED NOVEMBER 1, 1997



     EXHIBIT NO.                                                       PAGE NO.
     -----------                                                       --------

           10     Severance and Termination Agreement between the
                  Company and Mark Hanna dated October 22, 1997            19

           27     Financial Data Schedule                                  23