Form 10-K
period 1998-01-31
MICHAEL ANTHONY JEWELERS INC
filed 1998-04-30
CIK 799515

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE FISCAL YEAR ENDED
                                JANUARY 31, 1998
                             COMMISSION FILE NUMBER
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

                           Yes  X  No
                              -----  -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 10, 1998.


    COMMON STOCK, PAR VALUE $.001                            7,284,793
        (TITLE OF EACH CLASS)                             ----------------
                                                         (NUMBER OF SHARES)

Aggregate market value of common stock held by nonaffiliates at April 10, 1998:
$11,947,523*

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III Portions of registrant's Definitive Proxy Statement for Annual Meeting of Stockholders for Fiscal 1998 (to be filed within 120 days of end of Fiscal
Year).

Part IV Certain exhibits to (i) registrant's Registration Statement on Form S-1 (File No. 338289), (ii) registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, (iii) registrant's Registration Statement on Form S-3 (File No. 3371308), (iv) registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, (v) registrant's Transition Report on Form 10-K for the transition period from July 1, 1994 to January 28, 1995, (vi) registrant's Annual Report on Form 10-K for the fiscal year ended January 27, 1996, (vii) registrant's Quarterly Report on Form 10-Q for the quarter ended July 27, 1996,
(viii) registrant's Quarterly Report on Form 10-Q for the quarter ended October 26, 1996, (ix) registrant's Annual Report on Form 10-K for the fiscal year ended February 1, 1997, (x) registrant's Quarterly Report on Form 10-Q for the quarter ended May 3, 1997, (xi) registrant's Quarterly Report on Form 1-Q for the quarter ended August 2, 1997 and (xii) registrant's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997.

* Excludes holdings, among others, of Allan Corn, Frances Durden, Mark Hanna, David Harris, Donald R. Miller, Michael Anthony Paolercio, Greg Torski and Michael Wager who should not be deemed affiliates for any other purpose.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         Michael Anthony Jewelers, Inc. (the "Company") is a leading designer, marketer and manufacturer of affordable fine jewelry in the United States. The Company sells its jewelry directly to jewelry chain stores, discount stores, department stores, television home shopping networks, catalogue retailers, and wholesalers. The Company manufactures jewelry targeted towards the middle market, which generally retails between $20 and $200 and between $300 and $1,200 for watches. The Company's products include rope chain, bracelets, charms, pendants, earrings, rings and watches, which is sold in over 20,000 retail locations nationwide.

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

CHANGE IN FISCAL YEAR

         On November 3, 1994, the Company's Board of Directors approved a change in the fiscal year end of the Company from June 30th to a fiscal year ending on the last Saturday in January, effective for the seven month period ended January 28, 1995. During fiscal 1997, the Company changed its fiscal year end from the last Saturday in January to the Saturday closest to the end of January, effective with the fiscal year ended February 1, 1997. Fiscal years ended January 31, 1998, February 1, 1997 and January 27, 1996 were comprised of 52, 53 and 52 weeks, respectively.

         As used below, (a) fiscal 1998 refers to the fiscal year ended January 31, 1998, (b) fiscal 1997 refers to the fiscal year ended February 1, 1997 and
(c) fiscal 1996 refers to the fiscal year ended January 27, 1996.


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

         The Company also manufactures a line of men's and ladies' 18 and 14 karat gold watches under the "Michael Anthony" and "Marc Anton" brand names.

         The tables below set forth the approximate percentage of (i) sales and
(ii) kilos shipped in fiscal years 1998, 1997 and 1996, respectively, attributable to each of the Company's product categories.

                                                                                                     APPROXIMATE
FISCAL 1998                                                                APPROXIMATE               % OF KILOS
PRODUCT CATEGORY                                                           % OF SALES                  SHIPPED
----------------                                                           ----------                  -------
Casted                                                                          42                         34
Chains                                                                          42                         51
Earrings                                                                         6                          5
Other items                                                                     10                         10
                                                                               ---                        ---
         Total                                                                 100%                       100%
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
                                                                               ===                        ===


         The Company's jewelry line includes licensed products manufactured pursuant to arrangements with such licensors as Warner Bros., Inc. (licensors of Looney Tunes(R) characters), National Football League Properties, Inc., Major League Baseball Properties, Inc., NBA Properties, Inc., NHL Enterprises, Inc., United Features Syndicate (Peanuts(R)), Playboy Enterprises, Inc., Cathy(R) and many nationally recognized colleges, including Notre Dame and the University of Florida. The Company manufactures jewelry products, particularly charms, pendants and pins, depicting the popular logos and symbols associated with these licensors. The Company pays each of these licensors a royalty ranging from 6% to 12% on sales of the licensed products. During the fiscal year ended January 31, 1998, the Company's licensed products represented approximately 11% of the Company's net sales.

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

         Management believes that the Company's future success will depend, in part, on its ability to enhance its existing product lines and develop new styles and products to meet an expanding range of customer requirements. As of April 10, 1998, the Company's product development staff consisted of 16 full time employees. The Company's product development expenses for fiscal 1998 were approximately $1,004,000. The Company anticipates that it will continue to commit substantial resources to product development in the future. The Company's policy is to capitalize 50% of its product development costs. These costs are amortized over two years.

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

         During fiscal 1998, the Company manufactured approximately 95% of its products from gold bullion and other raw materials and purchased approximately 5% of its product as semi-finished or finished goods. The Company does not believe the loss of any supplier would have a material adverse effect on its business. Alternative sources of supply for the goods purchased by the Company are readily available.

OPEN ORDERS

         Orders from the Company's retail customers typically have shipment dates that range from 24 hours to 60 days. Substantially all of the Company's wholesale customers' orders are for immediate shipment and generally are shipped within 7 days of receipt. As of April 10, 1998, the aggregate dollar value of the Company's orders was approximately $9,700,000. The Company expects that substantially all of the current orders will be shipped in the next 45 days. Management of the Company does not believe that open orders are indicative of the Company's future results of operations, as open orders as of any given date are not necessarily indicative of sales trends.

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

         The Company's jewelry is sold primarily to jewelry chain stores, discount stores, department stores, television home shopping networks, catalogue retailers and wholesalers. The Company assists its customers in allocating their purchasing budget among the items in the various product lines by advising them of items having higher consumer demand as determined by the Company's computerized market analysis. Prices vary on the basis of service required by customers. The Company ships its products in bulk to wholesale distributors. For certain retail chains, such as Sterling, Inc. (a division of Signet Group PLC and the owner of Kay Jewelers and J.B. Robinson Jewelers), Wal*Mart, J.C. Penney, Zales, Service Merchandise and Kmart, the Company prepackages and price tags most items, and then ships an order of many different items to distribution centers and stores in the chain. The Company provides additional services to certain of its customers to meet their specific marketing needs, such as tagging, boxing and point-of-sale displays.

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

         During the fiscal year ended January 31, 1998, sales to the five largest of the Company's customers aggregated approximately 51% of total net sales. The Company's two largest customers were J.C. Penney and Sterling, Inc., each accounting for approximately 12.5% of net sales. Except for certain retail customers, generally the Company has no long-term contractual commitments with any of its customers, nor are any of the Company's customers subject to any contractual provisions or other restrictions which preclude them from purchasing products from the Company's competitors.

         The Company reduces gross sales by the amount of returns and discounts to determine net sales each month. The Company establishes each month a reserve for returns based on its historical experience, the amount of gross sales and the customer base. The total of actual returns and the provision for the returns reserve amounted to approximately 12% of gross sales in fiscal 1998, 13% of gross sales in fiscal 1997 and 14% of gross sales in fiscal 1996. For further information regarding the reserve for returns, see Note 1 - Notes to Consolidated Financial Statements.

         The reduction, delay or cancellation of orders or the return of a significant amount of product from one or more of the Company's top customers, the loss of one or more of the Company's top customers, or any financial difficulties of any such customers resulting in their inability to pay amounts owing to the Company, could have a material adverse effect on the Company's business, operating results and financial condition.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

         The Company manufactures its rope chain using machinery that is designed in accordance with patented processes. The Company also maintains certain trademarks and generally applies for copyrights covering the design of certain of its products. The level of protection available under the law for the Company's proprietary designs and products varies depending upon a number of factors, including the distinctiveness of the product and originality of design. There can be no assurance that the Company's patents, trademarks and copyrights will prevent competitors from producing products that are substantially similar to those of the Company. See ITEM 1. "BUSINESS - PRODUCT LINES."

         In addition, the Company seeks to avoid disclosure of its trade secrets, including requiring those persons with access to the Company's proprietary information to sign confidentiality agreements with the Company and restricting access to the Company's systems.

         Despite the Company's efforts to protect its trademarks, copyrights and other proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company considers confidential. Policing unauthorized use of the Company's intellectual property rights is difficult, and while the Company takes appropriate action whenever it discovers unauthorized use of its trademarks or that of any of its copywritten designs have been copied, knockoffs and counterfeit product are a persistent problem in the jewelry industry. In addition, the laws of many countries do not protect the Company's intellectual property rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its intellectual property and other proprietary rights will be adequate or that the Company's competitors will not independently develop similar products.

         Management does not believe that the Company's products or processes infringe the proprietary rights of any third parties, but there can be no assurance that third parties will not claim infringement with respect to existing or future products or processes. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

         The principal competitive factors in the industry are price, quality, design and customer service. The Company's specialized customer service programs are important competitive factors in sales to nontraditional jewelry retailers, including television shopping networks and discount merchandisers. However, the recent trend towards consolidation at the retail level in the jewelry industry and low labor costs outside of the United States may increase the level of competition facing the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition.

SEASONAL NATURE OF BUSINESS

         The Company's business is seasonal in nature. Presented below are the Company's net sales for each quarter of fiscal 1998, fiscal 1997 and fiscal 1996:

                                                                                    NET                     % OF
          ($ IN THOUSANDS)                                                         SALES                  NET SALES
          ----------------                                                         -----                  ---------
Fiscal 1998 Ended January 31, 1998
  First Quarter                                                                     $27,606                     21%
  Second Quarter                                                                    $22,618                     17%
  Third Quarter                                                                     $41,753                     32%
  Fourth Quarter                                                                    $37,972                     30%
Fiscal 1997 Ended February 1, 1997
  First Quarter                                                                     $29,203                     19%
  Second Quarter                                                                    $27,706                     18%
  Third Quarter                                                                     $48,772                     33%
  Fourth Quarter                                                                    $44,948                     30%
Fiscal 1996 Ended January 27, 1996
  First Quarter                                                                     $27,260                     19%
  Second Quarter                                                                    $24,902                     17%
  Third Quarter                                                                     $47,037                     32%
  Fourth Quarter                                                                    $46,058                     32%

         The Company has experienced a seasonal pattern in its operating results with the third and fourth quarters typically having the highest sales.

         This fluctuation is mitigated to a degree by the early placement of orders by many of the Company's customers, particularly for the Christmas holiday season. In addition, the Company markets holiday and seasonal products year round for such occasions as Mother's Day, Valentine's Day, Father's Day, religious holidays and school graduations.

SUPPLY; RELATED FINANCING ARRANGEMENTS

         Gold acquired as part of the manufacturing process is at least .995 fine and is then combined with other metals to produce 14 karat and 10 karat gold. The term "karat" refers to the gold content of alloyed gold, measured from a maximum of 24 karats (100% fine gold). Varying quantities of metals such as silver, copper, nickel and zinc are combined with fine gold to produce 14 karat gold of different colors. These alloys are in abundant supply and are readily available to the Company.

         The Company utilizes gold consignment arrangements with the Gold Lenders to supply substantially all of its gold needs. Under the terms of those arrangements, the Company is entitled to lease the lesser of (i) an aggregate of 250,000 ounces of fine gold or (ii) consigned gold with an aggregate value equal to $106,695,000. The consigned gold is secured by certain property of the Company including inventory and machinery and equipment. The Company pays the Gold Lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix. The Company believes that its financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to the Company. At January 31, 1998, the Company held 108,900 ounces of gold on consignment with a market value of $33,208,000.

         The consignment agreements contain certain restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and each of the agreements requires the Company to own a specific amount of gold at all times. At January 31, 1998, the Company was in compliance with the covenants in its consignment agreements and the Company's owned gold inventory was valued at approximately $3,996,000. Management believes that the supply of gold available through the Company's gold consignment arrangements, in conjunction with the Company's owned gold, is sufficient to meet the Company's requirements.

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

         While the Company believes its supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may impact the demand for the Company's products. From July 1, 1995 until January 31, 1998, the closing price of gold according to the Second London Gold Fix ranged from a low of $278.70 per ounce to a high of $414.80 per ounce. During fiscal 1998, the closing price of gold dropped from a high of $362.15 per ounce to a low of $278.70 per ounce. There can be no assurance that fluctuations in the credit and precious metals markets would not result in an interruption of the Company's gold supply or the credit arrangements necessary to allow the Company to support its accounts receivable and continue the use of consigned gold. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS AND FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

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

EMPLOYEES

         As of January 31, 1998, the Company employed 554 persons, 437 of which were directly engaged in manufacturing and distribution operations, with the remaining 117 employees who were engaged in administration and sales. None of the Company's employees are represented by a union and the Company has not experienced any labor-related work stoppage. The Company places a heavy emphasis on employee relations through educational and training programs and employee teams. The Company considers its relations with its employees to be good. The Company believes there is an adequate pool of labor available to satisfy its foreseeable hiring needs for its sales, manufacturing and distribution operations.

ENVIRONMENTAL MATTERS

         The Company's operations and properties are subject to a wide range of federal, state and local laws and regulations, including those governing the use, storage and handling, generation, treatment, emission, release, discharge and disposal of certain materials and hazardous wastes, the remediation of contaminated soil and groundwater and the health and safety of employees (collectively, "Environmental Laws"). Since the Company's manufacturing operations routinely involve the use of certain regulated materials thereby exposing the Company to the risk of claims with respect to such matters, there can be no assurance that material liabilities could not be incurred in connection with any such claims. The Company has taken steps to reduce the environmental risks associated with its operations and believes that it is currently in substantial compliance with all Environmental Laws.

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

         During fiscal 1998, the Company was engaged in merger discussions with one of its major competitors; however, on July 18, 1997, both companies jointly announced that negotiations were terminated due to an inability to agree on the composition of the Board of Directors for the combined company. The Company plans to pursue its long term growth strategy, that may include the acquisition of one or more additional companies that manufacture and distribute jewelry products.

ITEM 2. PROPERTIES.

         The manufacturing and distribution facilities of the Company are located in three adjacent buildings in Mount Vernon, New York having a total of approximately 74,000 square feet. Pursuant to lease agreements entered into in May 1991 and May 1995, respectively, with Michael Anthony Company, now known as MacQuesten Realty Company ("MRC"), a New York general partnership, the general partners of which are Michael Paolercio ("MP") and Anthony Paolercio ("AP"), during fiscal 1998 the Company paid rent of approximately $498,000, for the adjacent buildings housing its manufacturing facilities located at 50, 60 and 70 South MacQuesten Parkway in Mount Vernon, plus real estate taxes and other occupancy costs. The Company believes that the terms of these lease arrangements with MRC are no less favorable than those that could have been obtained from an unaffiliated party. Subject to the Company's option to acquire the properties located at 60 and 70 South MacQuesten Parkway, Mt. Vernon, discussed in more detail below, the Company will pay an average annual rent of approximately $536,000 over the remaining term of the leases for the buildings at 60 and 70 South MacQuesten Parkway, plus real estate taxes and other occupancy costs.

         As part of its long-term strategic plan, on May 16, 1997, the Company acquired one of the buildings housing its manufacturing facilities (the "50 Building") from MRC for a purchase price of $1,150,000. The 50 Building has approximately 22,000 square feet.

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

         In the event the Company exercises its option to acquire the properties located at 60 and 70 South MacQuesten, the Company may incur additional long-term indebtedness in order to finance the purchase.

         The Company also owns the building housing its sales and administrative offices located at 115 South MacQuesten Parkway, in Mount Vernon, New York, and an adjacent parking area. The headquarters building has approximately 71,000 square feet.

         See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         The offices and facilities of the Company are protected by state-of-the-art security systems, procedures and a security staff.


ITEM 3. LEGAL PROCEEDINGS.

         On October 29, 1997, a decision was entered in the case of M.L. Logo v. Michael Anthony Jewelers, New York State Supreme Court, County of New York, Index No.: 106327/93 (the "Case"), pursuant to which the Company was ordered to pay M.L. Logo according to the terms of an agreement entered into on May 16, 1986 (the "Agreement"). On April 20, 1998, the Company settled the Case and any future payments that would have been due M.L. Logo under the Agreement for a one-time payment of $600,000.

         Other legal proceedings to which the Company is a party are routine litigation incidental to Michael Anthony's business which is not material to the Company's business or financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol MAJ. The Company's Common Stock began its listing on AMEX on October 25, 1991. Prior to its listing on AMEX, the Company's Common Stock was traded in NASDAQ National Market System. The following table sets forth the high and low sale prices per share on AMEX for the fiscal years 1998 and 1997.


FISCAL YEAR ENDED JANUARY 31, 1998             HIGH               LOW
----------------------------------             ----               ---
First Quarter                                   3-3/8             2-3/4
Second Quarter                                  4-1/4             3-1/16
Third Quarter                                   3-5/8             2-13/16
Fourth Quarter                                  2-15/16              2

FISCAL YEAR ENDED FEBRUARY 1, 1997              HIGH                LOW
----------------------------------              ----                ---

First Quarter                                    3-7/16             2-3/4
Second Quarter                                   3-5/8              2-3/4
Third Quarter                                    3-5/8              2-3/4
Fourth Quarter                                   3-7/16             2-15/16

         As of April 10, 1998, there were 224 holders of record of the Company's Common Stock (including brokers holding in street name).

         The Company has never paid a cash dividend. The Company anticipates that all of its earnings will be retained for use in its business and does not intend to pay cash dividends in the foreseeable future. In addition, the Company's senior secured note agreements contain covenants which limit the payment of dividends. Future dividend policy will depend upon, among other factors, the Company's earnings and its financial condition. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," and Note 6 "Long Term Debt" - Notes to the Consolidated Financial Statement.

         In December 1995, the Company announced a Common Stock Repurchase Program (the "Stock Repurchase Program") pursuant to which the Company may repurchase up to 750,000 shares of Common Stock. On April 4, 1997, the Board of Directors authorized an increase of an additional 500,000 shares of Common Stock that the Company may repurchase under the Stock Repurchase Plan. As of April 10, 1998, the Company had repurchased a total of 1,058,000 shares of Common Stock under the Stock Repurchase Program for a total of approximately $2,983,000.

ITEM 6. SELECTED FINANCIAL DATA.

         The following selected financial data of the Company should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K.

                                                                           SEVEN                 YEAR ENDED
                                     YEAR ENDED                            MONTHS                  JUNE 30,
                       -------------------------------------------         ENDED         ---------------------------
                        JAN. 31,        FEB. 1,          JAN. 27,         JAN. 28,
                          1998            1997             1996             1995            1994             1993
                        --------        -------          --------         --------          ----             ----
                                        (IN THOUSANDS,
                                   EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS
  Net Sales              $129,949        $150,629         $145,257         $93,321        $142,787         $119,615
  Cost of goods sold      107,182         124,041          121,195          76,782         114,151           97,509
                         --------        --------         --------         -------        --------         --------
  Gross profit             22,767          26,588           24,062          16,539          28,636           22,106
  Selling, general
    and administrative
    expenses               25,155          21,372           19,455          12,628          17,887           17,148
                         --------        --------         --------         -------        --------         --------
  Operating (loss)/income  (2,388)          5,216            4,607           3,911          10,749            4,958
  Other(expense)/income:
   Interest expense/
   gold consignment fee    (2,827)         (3,155)          (3,835)         (2,030)         (3,157)          (3,066)
   Other income/
    (expense), net          1,002             507              442             117             564              643
                         --------        --------         --------         -------        --------         --------
   (Loss)/income
    before income taxes    (4,213)          2,568            1,214           1,998           8,156            2,535
  Income tax
  (benefit)/provision      (1,601)            778              486             774           3,176              964
                         --------        --------         --------         -------        --------         --------
  Net (loss)/income      $ (2,612)       $  1,790          $   728         $ 1,224        $  4,980         $  1,571
                         ========        ========          =======         =======        ========         ========
  (Loss)/earnings
   per share - basic     $  (0.34)       $   0.22          $  0.09         $  0.14        $   0.63         $   0.23
                         ========        ========          =======         =======        ========         ========
  (Loss)/earnings
  per share - diluted    $  (0.34)       $   0.22          $  0.09         $  0.14        $   0.62         $   0.23
                         ========        ========          =======         =======        ========         ========
  Weighted average
   number of shares -
   basic                    7,746           8,241            8,475           8,749           7,945            6,916
                         ========        ========          =======         =======        ========         ========
  Weighted average
   number of shares -
   diluted                  7,746           8,263            8,479           8,862           8,083            6,916
                         ========        ========          =======         =======        ========         ========
  Balance Sheet Data:
  Working capital        $ 37,260        $ 42,042          $46,136         $42,778        $ 46,250         $ 31,311
  Total assets(1)          65,644          72,749           78,646          72,039          69,962           53,707
  Long-term debt and
   capital lease
   liability               12,736          14,294           19,192          13,282          13,210           15,824
  Stockholders' equity     43,389          47,042           46,048          46,445          45,608           28,402


(1) The year ended January 31, 1998, February 1, 1997, January 27, 1996, the seven months ended January 28, 1995 and the years ending June 30, 1994 and 1993 do not include consigned inventory, which had approximate value of $33,208,000, $40,282,000, $60,700,000, $72,936,000,
         $70,818,000 and $61,796,000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Introduction

         On November 3, 1994, the Company's Board of Directors approved a change in the fiscal year end of the Company from June 30th to a fiscal year ending on the last Saturday in January, effective for the seven month period ended January 28, 1995. During fiscal 1997, the Company changed its fiscal year end from the last Saturday in January to the Saturday closest to the end of January, effective with the fiscal year ended February 1, 1997. Fiscal years ended January 31, 1998, February 1, 1997 and January 26, 1996 were comprised of 52, 53 and 52 weeks, respectively.

         As used below, (a) "fiscal 1998" refers to the fiscal year ended January 31, 1998, (b) "fiscal 1997" refers to the fiscal year ended February 1, 1997, and (c) "fiscal 1996" refers to the fiscal year ended January 27, 1996.

         Results of Operations

         The following table sets forth, as a percentage of net sales, certain items appearing in the Company's Statements of Operations for the indicated fiscal years.

                                                                       YEAR ENDED
                                                      ------------------------------------------------
                                                      JANUARY 31,       FEBRUARY 1,        JANUARY 27,
                                                         1998              1997               1996
                                                      -----------       -----------        -----------
Net sales                                                100.0%            100.0%             100.0%
Cost of sales                                             82.5              82.3               83.4
Selling, general and
  administrative expenses                                 19.3              14.2               13.4
Interest and gold consignment
  fee expense                                              2.2               2.1                2.6
Other income                                               (.8)              (.3)               (.2)
Income tax (benefit)/provision                            (1.2)               .5                 .3
Net (loss)/income                                         (2.0)              1.2                 .5

FISCAL 1998 VS. FISCAL 1997

Net sales for fiscal 1998 were approximately $129,949,000, a decrease of 14% from net sales of approximately $150,629,000 for the comparable period in fiscal 1997. The decrease in sales was primarily due to the lower average gold price in fiscal 1998, $335 an ounce versus last year's average of $391 an ounce. Of the $20,680,000 decrease in sales, $12,827,000 was due to lower gold prices, $4,653,000 was due to fewer units sold and $3,200,000 due to one less week compared to the 53 weeks in fiscal 1997.

Gross profit for fiscal 1998 decreased by approximately $3,821,000 from fiscal 1997. As a percentage of net sales, gross profit remained approximately the same at 17.5% in fiscal 1998 compared to 17.7% in fiscal 1997. In the fourth quarter of fiscal 1998, management of the Company reassessed its marketing and production strategy and determined to implement a significantly different strategy. This is a direct result of the changing order patterns of some of the Company's major customers. As such, management made the determination to write down certain inventory, by approximately $3,309,000, that was related to the implementation of a SKU reduction program and the markdown of discontinued styles. If it were not for this unusual charge, the Company's gross profit margin would have been 20.1% for fiscal 1998, primarily due to the lower average gold price as well as changes in product mix.

Selling, general and administrative expenses for fiscal 1998 were approximately $25,155,000, an increase of $3,783,000 or 17.7% from approximately $21,372,000 for the comparable period in fiscal 1997. Included in selling, general and administrative expenses for fiscal 1998 was a charge of approximately $1,191,000 that was due to a write down of certain company assets and other expenses. As a percentage of net sales, adjusted for the gold price difference of $12,827,000 discussed above and excluding the $1,191,000 charge, selling, general and administrative expenses increased to 16.8% in fiscal 1998, from 14.2% in fiscal 1997. The increase is primarily attributable to increases in (i) software implementation costs, (ii) payroll and payroll related expenses, (iii) advertising expenses, and (iv) legal costs associated with a litigation settlement. See ITEM 3. "LEGAL PROCEEDINGS."

Other income for fiscal 1998, was approximately $705,000, an increase of $631,000 from approximately $74,000 for the comparable period in fiscal 1997. The increase was primarily due a gain of $625,000 from the Company's sale of an asset.

Interest expense and gold consignment fees for fiscal 1998, were approximately $2,827,000, a decrease of $328,000 or 10% compared to approximately $3,155,000, for the comparable period in fiscal 1997. The decrease was primarily due to (i) the Company's lower average level of consigned inventory, (ii) lower average gold prices and (iii) lower interest expense due to principal payments in February and May 1997, and January 1998 on the Company's long term debt.

For the year ended January 31, 1998, an income tax benefit of $1,601,000 was recorded compared to a provision of $778,000 for the prior year. The effective tax rates for fiscal 1998 and fiscal 1997 were 38% and 30%, respectively. The lower effective tax rate in fiscal 1997 was due to a reversal in fiscal 1997 of prior year accruals for taxes.

As a result of the above factors the Company's net loss for fiscal 1998 was approximately $(2,612,000) compared to net income of $1,790,000 for the comparable period in fiscal 1997.

FISCAL 1997 VS. FISCAL 1996

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company relies on a gold consignment program, short-term and long-term borrowings and internally generated funds to finance its inventories and accounts receivable. The Company fills most of its gold supply needs through gold consignment arrangements with the Gold Lenders. Under the terms of those arrangements, the Company is entitled to lease the lesser of (i) an aggregate of 250,000 ounces of fine gold or (ii) consigned gold with an aggregate value equal to $106,695,000. The consigned gold is secured by certain property of the Company including inventory and machinery and equipment. The Company pays the Gold Lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix. The Company believes that its financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to the Company. As of January 31, 1998, the Company held 108,900 ounces of gold on consignment with a market value of $33,208,000.

The consignment agreements contain certain restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and each of the agreements requires the Company to own a specific amount of gold at all times. At January 31, 1998, the Company was in compliance with the covenants in its consignment agreements and the Company's owned gold inventory was valued at approximately $3,996,000. Management believes that the supply of gold available through the Company's gold consignment arrangements, in conjunction with the Company's owned gold, is sufficient to meet the Company's requirements.


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

         While the Company believes its supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may impact the demand for the Company's products. From July 1, 1995 until January 31, 1998, the closing price of gold according to the Second London Gold Fix ranged from a low of $278.70 per ounce to a high of nearly $414.80 per ounce. There can be no assurances that fluctuations in the precious metals markets and credit would not result in an interruption of the Company's gold supply or the credit arrangements necessary to allow the Company to support its accounts receivable and continue the use of consigned gold.

         In 1992, the Company issued $10,000,000 principal amount of senior secured notes with various insurance companies, which accrue interest at 8.61% per annum. In February 1995, the Company issued an additional $6,000,000 principal amount of senior secured notes with various insurance companies, with interest as of January 31, 1998 at 7.38% per annum. These notes are secured by the Company's accounts receivable, machinery and equipment, inventory (secondary lien to the Gold Lenders) and proceeds. In addition, the note purchase agreements contain certain restrictive financial covenants and restrict the payment of dividends. At January 31, 1998, $11,555,000 of principal remained outstanding under the notes issued in 1992 and 1995.

        In the fourth quarter of fiscal 1998, management of the Company reassessed its marketing and production strategy and determined to implement a significantly different strategy. This was a direct result of the changing order patterns of some of the Company's major customers. As such, management made the determination to write down certain inventory, by approximately $3,309,000, that was related to the implementation of a SKU reduction program and the markdown of discontinued styles. Included in selling, general and administrative expenses for the year ended January 31, 1998, was a charge of approximately $1,191,000 that was due to the write down of certain Company assets. Due to these unusual charges in fiscal 1998 totalling $4,500,000, the Company was in default with a financial covenant under the note agreements and mortgage payable. The Company obtained waivers of this covenant noncompliance from both the insurance companies and mortgage lender. In addition, the insurance companies reset the financial covenant for fiscal 1999. Management expects the Company will be in compliance with the amended covenant in fiscal 1999.

         On October 6, 1995, the Company obtained a loan from a bank in the amount of $2,500,000. As collateral for the loan, the Company granted the bank a first mortgage on the Company's corporate headquarters. The mortgage has a ten-year term and interest on the mortgage will accrue at 8% per annum. In addition, the mortgage contains certain restrictive financial covenants. At January 31, 1998, the Company was in compliance with the covenants after obtaining a waiver as discussed above. As of January 31, 1998, $2,283,000 of principal remained outstanding under the mortgage.

         The Company has a line of credit arrangement with a commercial bank (the "Line of Credit"), under which the Company may borrow up to $15,000,000. The Line of Credit is secured by certain assets of the Company, including accounts receivable and inventory. As of January 31, 1998, there was no amount outstanding under the Line of Credit. The Line of Credit has been renewed and currently expires on July 31, 1998, subject to annual renewal. Management believes that the Line of Credit will be renewed; however, if the current lender decides not to renew the Line of Credit, the Company believes that other lenders would be willing to enter into a similar arrangement.

         During fiscal 1998, cash provided from operating activities was $4,863,000. This was primarily attributable to a decrease in inventory of $5,990,000.

         Cash of $3,976,000 was utilized for investing purposes during fiscal 1998, primarily for purchases of land, building and leasehold improvements of $2,266,000 and machinery and equipment of approximately $1,744,000.

         During fiscal 1998, cash utilized in financing activities totaled $4,570,000. This was primarily attributed to payments of long term debt of $3,514,000 and the purchase of treasury stock of $1,056,000.

         As part of its long-term strategic planning, the Company may expand its manufacturing and distribution facilities and acquire certain properties it is currently leasing from MRC (the "Leased Properties"). If the Company acquires such properties, the Company may incur or assume additional long-term indebtedness in order to finance their purchase.

         For fiscal 1999, the Company projects capital expenditures of approximately $1,800,000, which includes machinery and equipment expenses and certain improvements on its leased and owned properties. See ITEM 2. PROPERTIES" and ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

         Except with respect to financing for the possible acquisition of its Leased Properties as discussed above, the Company believes that its long-term debt and existing lines of credit provide sufficient funding for the Company's operations. In the event that the Company requires additional financing during fiscal 1999, it will be necessary to fund this requirement through expanded credit facilities with its existing or other lenders. The Company believes that such additional financing can be arranged.

YEAR 2000 COMPLIANCE

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date sensitive software may recognize a date of 00 as the year 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operation, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company has developed a plan to address the Year 2000 issue. The Company anticipates maintaining its hardware platform but replacing or upgrading all affected software. Management expects that the Company will be fully Year 2000 compliant on or before June 1, 1999. The cost of the Year 2000 project is not expected to have a material adverse affect on the Company's results of operations.

FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include the words "believe," "expect," "plans" or similar words and are based in part on the Company's reasonable expectations and are subject to a number of factors and risks, many of which are beyond the Company's control. Actual results could differ materially from those discussed under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", as a result of any of the following factors:

          (i) general economic conditions and their impact on the retail sales environment;

          (ii) fluctuations in the price of gold and other metals used to manufacture the Company's jewelry;

          (iii) risks related to the concentration of the Company's customers, particularly the operations of any of its top customers;

          (iv) increased competition from outside the United States where labor costs are substantially lower;

          (v) variability of customer requirements and the nature of customers' commitments on projections and orders; and

          (vi) the extent to which the Company is able to retain and attract key personnel.

In light of these uncertainties and risks, there can be no assurance that the forward-looking statements in this Annual Report on Form 10-K will occur or continue in the future. Except for its required, periodic filings under the Securities Exchange Act of 1934, the Company undertakes no obligations to release publicly any revisions to these forward looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

NEW ACCOUNTING STANDARDS

         During fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", ("SFAS 128"), which requires presentation of basic earnings per share which includes no dilution. Earnings per share for all periods presented were computed on a basic basis using the weighted average number of common shares outstanding. Options and warrants outstanding were not materially dilutive.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which will be effective for financial statements beginning after December 15, 1997. SFAS No. 131 redefines how operating segments are determined and requires expanded quantitative and qualitative disclosures relating to a company's operating statements. The Company anticipates that the adoption of SFAS No. 131 will not have a material impact on current disclosures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 14 and pages F1 through F25 and S1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         The information contained under the heading "Election of Directors" of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information contained under the heading "Executive Compensation" of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained under the heading "Beneficial Ownership of Common Stock" of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained under the heading "Certain Transactions" of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference. See also ITEM 2. "PROPERTIES".

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

         The financial statement schedule should be read in conjunction with the financial statements in the 1998 Annual Report to Stockholders.

         (3)      Exhibits:

  Exhibit No.                      Description                             Page No.
  -----------                      -----------                             --------
   3.1                  Certificate of Incorporation  of      Incorporated by reference to
                        Registrant, as amended                Exhibit 3.1 to  Amendment  No. 2 to
                                                              the Company's Registration
                                                              Statement on Form S3 (File No.
                                                              3371308) (the "1993 Registration
                                                              Statement")

   3.1.1                Certificate of Merger of              Incorporated by reference to
                        Michael Anthony Jewelers,Inc.         Exhibit 3.1.1 of the Company's
                        (New York) and Michael Anthony        Annual Report on Form
                        Jewelers, Inc.(Delaware)              10K for the fiscal year
                                                              ended June 30, 1993
                                                              (the "1993 Form 10-K")

   3.2                  Amended and Restated ByLaws of        Incorporated by reference to
                        Registrant                            Exhibit 3.2 to the Company's
                                                              Quarterly Report on Form 10Q for
                                                              the quarter ended July 29, 1995

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

   4.2                  Form of Common Stock Purchase         Incorporated by reference to
                        Warrant Certificate                   Exhibit 3.4 to the 1986
                                                              Registration Statement

   10.1                 Consignment Agreement dated as of     Incorporated by reference to
                        August 20, 1993 between the           Exhibit 10.40 of the 1993 Form 10-K
                        Registrant and Fleet Precious
                        Metals Inc.

   10.2                 Security Agreement dated as of        Incorporated by reference to
                        August 20, 1993 among the             Exhibit 10.39 of the 1993 Form 10-K
                        Registrant and Fleet Precious
                        Metals Inc.

   10.3                 Amended and Restated Consignment      Incorporated by reference to
                        Agreement dated as of August 20,      Exhibit 10.41 of the 1993 Form 10-K
                        1993 between the Registrant and
                        Rhode Island Hospital Trust
                        National Bank

   10.4                 Amended and Restated Consignment      Incorporated by reference to
                        Agreement dated as of August 20,      Exhibit 10.44 to the 1993 Form 10-K
                        1993 between the Registrant and
                        ABN AMRO Bank N.V., New York
                        Branch

   10.5                 Amended and Restated Security         Incorporated by reference to
                        Agreement dated as of August  20,     Exhibit 10.46 to the 1993 Form 10-K
                        1993 between the Registrant and
                        Rhode Island Hospital Trust
                        National Bank ("RIHT")

   10.6                 Amended and Restated Intercreditor    Incorporated by reference to
                        Agreement dated as of August 20,      Exhibit 10.47 to the 1993 Form 10-K
                        1993, among the Registrant, its
                        gold  lenders, the  holders of the
                        Registrant's Senior Notes due 1998
                        and the holders of the
                        Registrant's 2002 Notes

   10.7                 First Amendment to 1993 Long-term     Incorporated by reference to
                        Incentive Plan of the Registrant      Exhibit 10.48 to the 1993 Form 10-K
                        dated as of September 21, 1993

   10.8                 Second Amendment to Assignment of     Incorporated by reference to
                        Trademarks and Service Marks as       Exhibit 10.49 to the 1993 Form 10-K
                        Collateral dated as of July
                        12, 1990 between the Registrant and
                        RIHT, individually and as agent

   10.9                 Consignment Agreement dated as of     Incorporated by reference to
                        January 31, 1994 (effective as of     Exhibit 10.46 to the Company's
                        May 16, 1994 between the Annual       report on Form 10K for the
                        Registrant and Credit  Suisse, New    fiscal year ended June 30, 1994
                        York Branch                           (the "1994 Form 10-K")

   10.10                First Amendment to Amended and        Incorporated by reference to
                        Restated Security Agreement dated     Exhibit 10.47 to the 1994 Form 10-K
                        as of May 16, 1994 among the
                        Registrant, RIHT, individually and
                        as agent

   10.11                Second Amendment to Amended and       Incorporated by reference to
                        Restated Intercreditor Agreement      Exhibit 10.48 to the 1994 Form 10-K
                        dated as of May 16, 1994 among the
                        Registrant, its gold lenders,  the
                        holders of the Registrant's Senior
                        Notes due 1998 and the  holders of
                        the Registrant's 2002 Notes

   10.12                Third Amendment to Assignment of      Incorporated by reference to
                        Trademarks and Service Marks as       Exhibit 10.49 to the 1994 Form 10-K
                        Collateral dated as of May 16,
                        1994 between the Registrant and
                        RIHT individually and as agent

   10.13                Second Amendment to Amended and       Incorporated by reference to
                        Restated Security Agreement dated     Exhibit 10.53 to the 1994 Form 10-K
                        as of September 1, 1994 among the
                        Registrant, RIHT, individually and
                        as agent

   10.14                Third Amendment to Amended and        Incorporated by reference to
                        Restated Intercreditor Agreement      Exhibit 10.54 to the 1994 Form 10-K
                        dated as of September 1, 1994
                        among the Registrant, its gold
                        lenders, the holders of the
                        Registrant's Senior Notes due
                        1998, the holders of the
                        Registrant's 2002 Notes and
                        Chemical Bank

   10.15                Fourth Amendment to Assignment of     Incorporated by reference to
                        Trademarks and Service Marks as       Exhibit 10.55 to the 1994 Form 10-K
                        collateral dated as of September
                        1, 1994 between the Registrant and
                        RIHT, individually and as agent

   10.16                Third Amendment to Amended and        Incorporated by reference to
                        Restated Consignment Agreement        Exhibit 10.56 to the 1994 Form 10-K
                        dated as of September 1, 1994
                        between the Registrant and RIHT

   10.17                Fourth Amendment to Amended and       Incorporated by reference to
                        Restated Consignment Agreement        Exhibit 10.51 to the Company's
                        dated as of November 22, 1994         Transition  Report on Form 10-K for
                        between the Registrant and RIHT       the transition period ended
                                                              January 28, 1995 (the "1995 Form
                                                              10-K")

   10.18                Contract of Sale dated as of          Incorporated by reference to
                        November 28, 1994 between Michael     Exhibit 10.52 to the 1995 Form 10-K
                        Anthony Company and the Registrant

   10.19                Note Purchase Agreement dated as      Incorporated by reference to
                        of February 15, 1995, among the       Exhibit 10.53 to the 1995 Form 10-K
                        Registrant and the holders of the
                        Registrant's Senior Notes due 2004
                        (the "2004 Notes")

   10.20                Security Agreement, dated as of       Incorporated by reference to
                        February 15, 1995, among the          Exhibit 10.54 to the 1995 Form 10-K
                        Registrant and the holders of the
                        2004 Notes

   10.21                $5,000,000 Senior Note due 2004 of    Incorporated by reference to
                        the Registrant in favor of            Exhibit 10.55 to the 1995 Form 10-K
                        Northern Life Insurance Company

   10.22                $1,000,000 Senior Note due 2004 of    Incorporated by reference to
                        the Registrant in favor of            Exhibit 10.56 to the 1995 Form 10-K
                        Northwestern National Life
                        Insurance Company

   10.23                Third Amendment to Amended and        Incorporated by reference to
                        Restated Security Agreement dated     Exhibit 10.57 to the 1995 Form 10-K
                        as of February  15, 1995 among the
                        Registrant and its gold lenders

   10.24                Fourth Amendment to Amended and       Incorporated by reference to
                        Restated Intercreditor Agreement      Exhibit 10.58 to the 1995 Form 10-K
                        dated as of February 15, 1995
                        among the Registrant, its gold
                        lenders, the holders of the
                        Registrant's Senior Notes due
                        1998, the holders of the
                        Registrant's 2002 Notes, the
                        holders of the Registrant's 2004
                        Notes and Chemical Bank

   10.25                Fifth Amendment to Amended and        Incorporated by reference to
                        Restated Consignment Agreement        Exhibit 10.59 to the 1995 Form 10-K
                        dated as of February 15, 1995
                        between the Registrant and RIHT

   10.26                Amended Security Agreement dated      Incorporated by reference to
                        as of March 29, 1995 between the      Exhibit 10.61 to the 1995 Form 10-K
                        Registrant and Chemical Bank

   10.27                Loan Agreement dated October 6,       Incorporated by reference to
                        1995 between First Fidelity Bank,     Exhibit 10.1 to the Company's
                        National Association ("First          Quarterly Report on Form 10Q for
                        Fidelity") and Registrant             the quarter ended October 28, 1995
                                                              (the "October 1995 Form 10-Q")

   10.28                Mortgage Note in principal amount     Incorporated by reference to
                        of $2,500,000 dated October 6,        Exhibit 10.2 to the October 1995
                        1995 issued by Registrant in favor    Form 10-Q
                        of First Fidelity

   10.29                Mortgage and Security Agreement       Incorporated by reference to
                        dated October 6, 1995 by Registrant   Exhibit 10.3 to the October 1995
                        for the benefit of First Fidelity     Form 10-Q

   10.30                Fourth Amendment to Amended and       Incorporated by reference to
                        Restated Security Agreement dated     Exhibit 10.5 to the October 1995
                        October 20, 1995 among Registrant     Form 10-Q
                        and Registrant's gold lenders.

   10.31                Fifth Amendment to Amended and        Incorporated by reference to
                        Restated Security Agreement dated     Exhibit 10.6 to the October 1995
                        October 20, 1995 among Registrant     Form 10-Q
                        and Registrant's gold lenders.

   10.32                Fifth Amendment to Assignment of      Incorporated by reference to
                        Trademarks and Service Marks dated    Exhibit 10.7 to the October 1995
                        October 20, 1995 among Registrant     Form 10-Q
                        and Registrant's gold lenders

   10.33                Seventh Amendment to Amended and      Incorporated by reference to
                        Restated Consignment Agreement        Exhibit 10.8 to the October 1995
                        dated October 20, 1995 between        Form 10-Q
                        Registrant and Rhode Island
                        Hospital Trust National Bank

   10.34                Assignment of Trademarks and          Incorporated by reference to
                        Service Marks as Collateral, dated    Exhibit 10.56 to the Company's
                        July 12, 1990, between Registrant     Annual Report on Form 10-K for the
                        and Rhode Island Hospital Trust       fiscal year ended  January 27, 1996
                        National Bank, individually and as    (the "1996 Form 10-K")
                        agent

   10.35                First Amendment to Assignment of      Incorporated by reference to
                        Trademarks and Service Marks as       Exhibit 10.57 to the 1996 Form 10-K
                        Collateral dated as of June
                        5, 1992, between Registrant and
                        Rhode Island Hospital Trust
                        National Bank, individually and as
                        agent

   10.36                Deferred Compensation Plan dated      Incorporated by reference to
                        as of March 4, 1996                   Exhibit 10.59 to the 1996 Form 10-K

   10.37                Letter Agreement dated July 23,       Incorporated by reference to
                        1996 among the Company and certain    Exhibit 10.3 to the Company's
                        of the Senior Note Holders            Quarterly Report on Form 10-Q for
                                                              the quarter ended July 27, 1996
                                                              (the "July 1996 Form 10-Q")


   10.38                Letter Agreement dated July 23,       Incorporated by reference to
                        1996 among the Company and certain    Exhibit 10.4 to the July 1996 Form
                        of the Senior Note Holders            10-Q

   10.39                Amendment to the 1993 Long Term       Incorporated by reference to
                        Incentive Plan                        Exhibit 10.1 to the Company's
                                                              Quarterly Report on Form 10-Q
                                                              for the quarter ended October
                                                              26, 1996 (the "October 1996
                                                              Form 10-Q")

   10.40                Amendment to the NonEmployees         Incorporated by reference to
                        Directors' Plan                       Exhibit 10.2 to the Company's
                                                              October 1996 Form 10-Q

   10.41                Lease dated as of May 1, 1991         Incorporated by reference to
                        between Michael Anthony Company       Exhibit 10.60 to the Company's
                        d/b/a MacQuesten Realty Company       Annual Report on Form 10-K for the
                        and Registrant                        year ended February 1, 1997 (the
                                                              "1997 Form 10-K")

   10.42                Lease dated as of May 1, 1991         Incorporated by reference to
                        between Michael Anthony Company       Exhibit 10.61 to the 1997 Form-10-K
                        d/b/a MacQuesten Realty Company
                        and Registrant

   10.43                Contract of Sale dated May 16,        Incorporated by reference to
                        1997 between Registrant and           Exhibit 10 to the Company's
                        MacQuesten Realty Company             Quarterly Report on Form 10-Q for
                                                              the quarter ended May 3, 1997

   10.44                Promissory Note dated August 22,      Incorporated by reference to
                        1997 issued by Registrant to the      Exhibit 10 to the Company's
                        Chase Manhattan Bank                  Quarterly Report on Form 10-Q for
                                                              the quarter ended August 2, 1997

   10.45                Severance and Termination             Incorporated by reference to
                        Agreement dated October 22, 1997      Exhibit 10 to the Company's
                        between Registrant and Mark Hanna     Quarterly Report on Form 10-Q for
                                                              the quarter ended November 1, 1997

   10.46                Note Purchase Agreement, dated as     Filed as an Exhibit to this Form
                        of May 1, 1992, among the             10-K on page 54
                        Registrant and the holders of the
                        Registrant's Senior Notes due 2002
                        (the "2002 Notes")

   10.47                Security Agreement, dated as of       Filed as an Exhibit to this Form
                        June 5, 1992, among the Registrant    10-K on page 78
                        and the holders of the 2002 Notes

   10.48                $3,500,000 Senior Note due 2002 of    Filed as an Exhibit to this Form
                        the Registrant in favor of            10-K on page 88
                        Northern Life Insurance Company

   10.49                $3,000,000 Senior Note due 2002 of    Filed as an Exhibit to this Form
                        the Registrant in favor of Royal      10-K on page 90
                        Maccabees Life Insurance Company


   10.50                $1,000,000 Senior Note due 2002 of    Filed as an Exhibit to this Form
                        the Registrant in favor of The        10-K on page 92
                        North Atlantic Life Insurance
                        Company of America

   10.51                $1,000,000 Senior Note due 2002 of    Filed as an Exhibit to this Form
                        the Registrant in favor of Farm       10-K on page 94
                        Bureau Life Insurance Company of
                        Michigan

   10.52                $1,000,000 Senior Note due 2002 of    Filed as an Exhibit to this Form
                        the Registrant in favor of FB         10-K on page 96
                        Annuity Company

   10.53                $500,000 Senior Note due 2002 of      Filed as an Exhibit to this Form
                        the Registrant in favor of Farm       10-K on page 98
                        Bureau Mutual Insurance Company of
                        Michigan

   10.54                1993 Long-term Incentive Plan of      Filed as an Exhibit to this Form
                        the Registrant                        10-K on page 100

   10.55                1993 NonEmployee Directors' Stock     Filed as an Exhibit to this Form
                        Option Plan of the Registrant         10-K on page 129

   10.56                Letter agreement, dated April 14,     Filed as an Exhibit to this Form
                        1998, among the Registrant and        10-K on page 145
                        holders of the 2002 Notes

   10.57                Letter agreement, dated April 14,     Filed as an Exhibit to this Form
                        1998, among the Registrant and        10-K on page 147
                        holders of the 2004 Notes

   21                   Subsidiaries of the Registrant        Filed as an Exhibit to this Form
                                                              10-K on page 149

   27                   Financial Data Schedule               Filed as an Exhibit to this Form
                                                              10-K on page 150


REPORT ON FORM 8K

         (b) Not applicable

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Michael Anthony Jewelers, Inc.
Mount Vernon, New York

We have audited the accompanying consolidated balance sheets of Michael Anthony Jewelers, Inc. and subsidiaries as of January 31, 1998 and February 1, 1997 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended January 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Michael Anthony Jewelers, Inc. and subsidiaries as of January 31, 1998 and February 1, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/DELOITTE & TOUCHE LLP

April 20, 1998
Parsippany, New Jersey

                          MICHAEL ANTHONY JEWELERS, INC
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    January 31,        February 1,
ASSETS                                                                                 1998               1997
------                                                                              -----------        -----------
CURRENT ASSETS:
     Cash and equivalents                                                              $6,747             $10,430
     Accounts receivable:
        Trade (less allowances of $1,196 and $1,404, respectively)                     22,234              21,500
        Other                                                                              40                  91
     Inventories                                                                       12,913              18,903
     Income tax refundable                                                              1,667                   -
     Prepaid expenses and other current assets                                          1,640                 885
     Deferred taxes                                                                       720                 578
                                                                                      -------             -------
          Total current assets                                                         45,961              52,387

PROPERTY, PLANT AND EQUIPMENT - net                                                    18,045              18,621
INTANGIBLES - net                                                                         584                 916
OTHER ASSETS                                                                            1,054                 825
                                                                                      -------             -------
                                                                                      $65,644             $72,749
                                                                                      =======             =======
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Accounts payable - trade                                                         $ 2,870             $ 3,141
     Current portion of long-term debt
        and lease liability                                                             1,446               3,402
     Accrued expenses                                                                   4,385               3,802
                                                                                      -------             -------

          Total current liabilities                                                     8,701              10,345
                                                                                      -------             -------

LONG-TERM DEBT                                                                         12,617              13,946
                                                                                      -------             -------
CAPITAL LEASE LIABILITY                                                                   119                 348
                                                                                      -------             -------
DEFERRED TAXES                                                                            818               1,068
                                                                                      -------             -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock - par value $1.00 per share;
         1,000,000 shares authorized; none issued                                           -                   -
     Common stock - par value $.001 per share;
         20,000,000 shares authorized; 8,282,000 and
         8,279,000 shares issued and outstanding  as of
         January 31, 1998, and February 1, 1997, respectively                               8                   8
     Additional paid-in capital                                                        31,747              31,732
     Retained earnings                                                                 13,484              16,096
     Treasury stock, 578,000 and 250,000 shares as of
         January 31, 1998 and February 1, 1997,
         respectively                                                                  (1,850)               (794)
                                                                                      -------             -------

               Total stockholders' equity                                              43,389              47,042
                                                                                      -------             -------

                                                                                      $65,644             $72,749
                                                                                      =======             =======

The accompanying notes are an integral part of these consolidated financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                               Year Ended
                                                              ----------------------------------------------
                                                              January 31,      February 1,       January 27,
                                                                 1998             1997              1996
                                                              -----------      -----------       -----------
NET SALES                                                      $129,949          $150,629         $145,257

COST OF GOODS SOLD                                              107,182           124,041          121,195
                                                               --------          --------         --------

          GROSS PROFIT ON SALES                                  22,767            26,588           24,062

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                       25,155            21,372           19,455
                                                               --------          --------         --------

          OPERATING (LOSS)/INCOME                                (2,388)            5,216            4,607
                                                               --------          --------         --------

OTHER INCOME (EXPENSES):
     Gold consignment fee                                        (1,305)           (1,457)          (2,006)
     Interest expense                                            (1,522)           (1,698)          (1,829)
     Interest income                                                297               433              359
     Other income                                                   705                74               83
                                                               --------          --------         --------

         Total other income (expenses)                           (1,825)           (2,648)          (3,393)
                                                               --------          --------         --------

(LOSS)/INCOME BEFORE INCOME TAXES                                (4,213)            2,568            1,214

INCOME TAX (BENEFIT)/PROVISION                                   (1,601)              778              486
                                                               --------          --------         --------

          NET (LOSS)/INCOME                                    $ (2,612)         $  1,790         $    728
                                                               =========         ========         ========

(LOSS)/EARNINGS PER SHARE - BASIC
    AND DILUTED                                                $   (.34)         $    .22         $    .09
                                                               =========         ========         ========

WEIGHTED AVERAGE NUMBER OF SHARES                                 7,746             8,241            8,475
                                                               =========         ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                Common Stock        Additional                   Treasury Stock
                            --------------------      Paid-In       Retained   ------------------
                            Shares       Dollars      Capital       Earnings   Shares     Dollars       Total
                            ------       -------      -------       --------   ------     -------       -----
Balance - January 28, 1995   9,239       $     9      $35,170       $13,578      (578)    $(2,312)     $46,455


Purchase of treasury stock       -             -            -             -      (387)     (1,125)      (1,125)

Net income                       -             -            -           728         -           -          728
                             -----       -------      -------       -------      ----     -------      -------

Balance - January 27, 1996   9,239             9       35,170        14,306      (965)     (3,437)      46,048

Purchase of treasury stock       -             -            -             -      (250)       (811)        (811)

Retirement of treasury stock  (965)           (1)      (3,453)            -       965       3,454            -

Issuance of stock                5             -           15             -         -           -           15

Net income                       -             -            -         1,790         -           -        1,790
                             -----       -------      -------       -------      ----     -------      -------

Balance - February 1, 1997   8,279       $     8      $31,732       $16,096      (250)     $ (794)     $47,042

Purchase of treasury stock       -             -            -             -      (328)     (1,056)      (1,056)

Issuance of stock                3             -           15             -         -           -           15

Net loss                         -             -            -        (2,612)        -           -       (2,612)
                             -----       -------      -------       -------      ----     -------      -------

Balance - January 31, 1998   8,282       $     8      $31,747       $13,484      (578)    $(1,850)     $43,389
                             =====       =======      =======       =======      ====     =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                               Year Ended
                                                                                ----------------------------------------
                                                                                January 31,    February 1,   January 27,
                                                                                  1998            1997          1996
                                                                                -----------    -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)/income                                                            $(2,612)        $1,790        $  728
    Adjustments to reconcile net (loss)/income to net cash
      provided by operating activities:
             Depreciation and amortization                                         4,761          3,749         4,009
             Provision for accounts receivable                                       284            170           247
             Provision for sales returns                                               -            261           200
             Deferred tax (benefit)/provision                                       (392)           307          (160)
             (Gain)/loss on disposal of property, plant
               and equipment                                                          (2)            19            48
    Provision for stock compensation                                                  15             15             -
    (Increase)/decrease in operating assets:
             Accounts receivable                                                    (761)         8,087        (3,735)
             Inventories                                                           5,990            795           452
             Prepaid expenses and other current assets                            (2,422)           284          (593)
             Other assets                                                           (310)          (164)         (833)
    Increase/(decrease) in operating liabilities:
             Accounts payable                                                       (271)        (1,434)         (414)
             Accrued expenses                                                        583           (719)          872
                                                                                  ------         ------         -----

                  Net cash provided by operating activities                        4,863         13,160           821
                                                                                  ------         ------         -----

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                     (4,010)        (3,816)       (4,616)
    Proceeds from sale of equipment                                                   34              -             -
                                                                                  ------         ------         -----

                  Net cash used in investing activities                           (3,976)        (3,816)       (4,616)
                                                                                  ------         ------         -----

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt
      and capital lease liabilities                                               (3,514)        (4,776)       (2,722)
    Proceeds from line of credit                                                  15,700          6,600         9,400
    Payments to line of credit                                                   (15,700)        (6,600)       (9,400)
    Purchase of treasury stock                                                    (1,056)          (811)       (1,125)
    Proceeds from mortgage                                                             -              -         2,500
    Borrowings of long-term debt                                                       -              -         6,000
                                                                                  ------         ------         -----

                  Net cash (used in)/provided by financing activities             (4,570)        (5,587)        4,653
                                                                                  ------         ------         -----

NET (DECREASE)/INCREASE IN CASH                                                   (3,683)         3,757           858

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                       10,430          6,673         5,815
                                                                                  ------         ------         -----

CASH AND EQUIVALENTS AT END OF PERIOD                                             $6,747        $10,430        $6,673
                                                                                  ======        =======        ======

The accompanying notes are an integral part of these consolidated financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                                              Year Ended
                                                                                -----------------------------------------
                                                                                January 31,    February 1,    January 27,
                                                                                  1998            1997           1996
                                                                                -----------    -----------    -----------
SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING ACTIVITIES:

    Liability incurred for acquisition of
      equipment                                                                    $    -         $    -        $  200
    Capital lease obligations                                                      $    -         $    8        $  524


SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

    Cash paid during the year for:
      Interest and gold consignment fees                                           $2,858         $3,451        $3,701
      Income taxes                                                                 $   95         $  425        $  475


The accompanying notes are an integral part of these consolidated financial statements.

   MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   AS OF JANUARY 31, 1998

   -----------------------------------------------------------------------------

   1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations

        Michael Anthony Jewelers, Inc. ("the Company"), is a leading designer, marketer and manufacturer of affordable fine jewelry whose customers include jewelry chain stores, discount stores, department stores, television home shopping networks, catalogue retailers, and wholesalers.

        Basis of Consolidation and Presentation

        The accompanying consolidated financial statements include the accounts of Michael Anthony Jewelers, Inc. and its subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated.

        Inventories and Cost of Goods Sold

        Inventories are valued at lower of cost (first in first-out method) or market.

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

        Property, Plant and Equipment

        Property, plant and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, five to fifteen years for machinery and equipment and thirty years for buildings. Leasehold improvements are amortized over the lesser of the estimated life of the asset or the lease.

   MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   AS OF JANUARY 31, 1998

   -----------------------------------------------------------------------------

   1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Intangibles

        Intangible assets (net of accumulated amortization of $1,416,000 and $1,209,000 as of January 31, 1998 and February 1, 1997, respectively), consist of patents which are amortized on a straight-line basis over the lives of the patents, approximately 14 years and a covenant-not-to-compete which is amortized on a straight-line basis over the life of the covenant of five years.

        Revenue Recognition

        Revenue from sales to customers (other than consignment) is recognized at the time the merchandise is shipped. Merchandise sold under consignment arrangements between the Company and certain customers is not recognized as revenue by the Company until the products are sold by the consignee. In certain cases, the Company accepts payment for merchandise in gold. Additionally, the Company enters into arrangements for certain customers of its rope chain and tubing products whereby the gold value of the finished product is transferred in the form of fine gold ounces from the customer to the Company. The value of the finished product that exceeds the gold content value is recovered as revenue and the related cost to manufacture is recorded as an expense ("tolling arrangements").

        Allowance for Sales Returns

        The Company reduces gross sales by the amount of discounts and returns to determine net sales. Each month the Company estimates a reserve for returns based on historical experience and the amount of gross sales. The reserve is adjusted periodically to reflect the Company's actual return experience.

        Catalog Costs

        Catalog costs are charged to expense as incurred, the only exception being major catalog revisions. Costs capitalized are amortized over the units of catalogs shipped, up to a maximum of two years. At January 31, 1998, February 1, 1997 and January 27, 1996, in connection with three significant catalog revisions, approximately $210,000, $124,000 and $250,000 respectively, had been capitalized. Included in the statement of operations for the years ended January 31, 1998, February 1, 1997 and January 27, 1996, is amortization expense of $229,000, $230,000 and $82,000, respectively.

   MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   AS OF JANUARY 31, 1998

   -----------------------------------------------------------------------------

   1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Cash Equivalents

        Highly liquid investments with maturities of three months or less at the date of acquisition are classified as cash equivalents.

        Financial Instruments

        The Company utilizes financial instruments, including commodity futures, forwards and options on futures, to limit its exposure to fluctuations in the price of gold. The Company does not hold or issue such instruments for trading purposes. The Company hedges its future contracts for gold against anticipated sales commitments with its customers. Gains or losses on the future contracts are deferred until settlement of the related anticipated sales to a customer. At January 31, 1998, there were forward contracts outstanding for the delivery of an aggregate of 5,000 ounces of gold at an average price of $302 or approximately $1.5 million. The Company's exposure to market risk related to the derivative financial instruments is limited to fluctuations in the price of gold. The Company is also exposed to credit loss in the event of nonperformance by the counterparties to the instruments; however, the risk of credit loss is not considered to be significant.

        Earnings Per Share

        During fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", ("SFAS 128"), which requires presentation of basic and diluted earnings per share ("EPS") on the face of the consolidated statements of operations and requires a reconciliation of the numerators and denominators of the basic and diluted EPS calculations. Basic EPS is computed by dividing net income by the weighted average shares outstanding for the period. Earnings per share for all periods presented were computed on a basic basis using the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if options to issue common stock were exercised and converted to common stock. Options and warrants outstanding were not materially dilutive. Earnings per share for prior periods have been computed in accordance with SFAS 128.

   MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   AS OF JANUARY 31, 1998

   -----------------------------------------------------------------------------

    1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Use of Estimates

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

        Fiscal Year End

        The Company's fiscal year end is the Saturday closest to the end of January, effective with the fiscal year ended February 1, 1997. The financial statements for the fiscal years ended January 31, 1998, February 1, 1997 and January 27, 1996 were comprised of 52, 53 and 52 weeks, respectively.

        Reclassifications

        Certain reclassifications were made to the prior year's financial statements to confirm to the current presentation.

  MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  AS OF JANUARY 31, 1998

  ------------------------------------------------------------------------------

   2.    INVENTORIES

         Inventories consist of:                                     January 31,         February 1,
                                                                        1998                 1997
                                                                     -----------         -----------
                                                                             (In thousands)
                          Finished goods                              $27,691               $37,020
                          Work in process                              13,335                14,597
                          Raw materials                                 5,095                 7,568
                                                                      -------               -------
                                                                       46,121                59,185
                          Less:
                           Consigned gold                              33,208                40,282
                                                                      -------               -------
                                                                      $12,913               $18,903
                                                                      =======               =======

        At January 31, 1998 and February 1, 1997, inventories excluded approximately 108,900 and 116,950 ounces of gold on consignment, respectively.

        In the fourth quarter of fiscal 1998, management of the Company reassessed its marketing and production strategy and determined to implement a significantly different strategy. This was a direct result of the changing order patterns of some of the Company's major customers. As such, management made the determination to write down certain inventory, by approximately $3,309,000, as part of the implementation of a SKU reduction program and the markdown of discontinued styles.

   3.   PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following:

                                                                     January 31,         February 1,
                                                                        1998                 1997
                                                                     -----------         -----------
                                                                             (In thousands)
                  Machinery and equipment                             $32,437               $30,257
                  Leasehold improvements                                2,492                 2,318
                  Building and building improvements                    6,331                 5,156
                  Land                                                  1,508                 1,070
                                                                      -------               -------
                                                                       42,768                38,801
                  Less:  Accumulated depreciation
                            and amortization                           24,723                20,180
                                                                      -------               -------
                                                                      $18,045               $18,621
                                                                      =======               =======

        Included in selling, general and administrative expenses for the year ended January 31, 1998, was a charge of approximately $441,000 that was due to the write down of certain long-lived assets.

  MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  AS OF JANUARY 31, 1998

  ------------------------------------------------------------------------------

   4.   GOLD CONSIGNMENT AGREEMENTS

        The Company has gold consignment agreements with gold lenders. Under the terms of the agreements, the Company is entitled to lease the lesser of an aggregate amount of 250,000 ounces, or an aggregate consigned gold value not to exceed $106,695,000. The consigned gold is secured by certain property of the Company including its inventory and equipment. Title to such consigned gold remains with the gold lenders until the Company purchases the gold. However, during the period of consignment, the entire risk of physical loss, damage or destruction of the gold is borne by the Company. The purchase price per ounce is based on the daily Second London Gold Fix. The Company pays the gold consignors a consignment fee based on the dollar value of gold ounces outstanding, as defined in the agreements.

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

        The consignment agreements contain certain restrictive covenants relating to maximum usage, net worth, working capital, and other financial ratios and each of the agreements require the Company to own a specific amount of gold at all times. As of January 31, 1998, the Company was in compliance with these covenants and the Company's owned gold inventory was valued at approximately $3,996,000.

   5.   ACCRUED EXPENSES

        Accrued expenses consist of the following:

                                                                     January 31,         February 1,
                                                                        1998                1997
                                                                     -----------         -----------
                                                                             (In thousands)
                          Accrued advertising                          $1,177                $1,493
                          Accrued legal expense                           600                   -
                          Accrued payroll expenses                        497                   515
                          Accrued interest                                317                   347
                          Customer deposits payable                       154                   130
                          Other accrued expenses                        1,640                 1,317
                                                                       ------                ------

                                                                       $4,385                $3,802
                                                                       ======                ======

   MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   AS OF JANUARY 31, 1998

   -----------------------------------------------------------------------------

   6.   LONG-TERM DEBT

        Long-term debt consists of the following:

                                                                                      January 31,         February 1,
                                                                                         1998                1997
                                                                                      -----------         -----------
                                                                                             (In thousands)
        Notes payable - insurance companies, interest at 8.61% payable semi-annually, principal payable in annual installments of $1,111,000
        through May 15, 2002.                                                            $5,555              $6,667

        Notes payable - insurance companies, interest at 1.5% above the London
        Interbank Offered Rate (LIBOR), adjusted and payable quarterly (7.38%
        as of January 31, 1998), principal payable in annual installments of
        $1,000,000 commencing May 1999 through May 15, 2004, interest increases
        to 2.5% above LIBOR effective May 15, 1998.                                       6,000               6,000

        Mortgage payable - interest at 8%, interest and principal of $24,000
        payable monthly over a ten-year term through October 2005.                        2,283               2,384

        Notes payable - insurance companies, interest at 10.5%, paid in full
        at January 31, 1998.                                                                  -               1,750

        Other                                                                                 -                 100
                                                                                        -------             -------
                                                                                         13,838              16,901
        Less:  current portion                                                            1,221               2,955
                                                                                        -------             -------

                                                                                        $12,617             $13,946
                                                                                        =======             =======

        The notes payable are secured by the Company's accounts receivable, machinery and equipment, inventory (secondary lien to the gold lenders) and proceeds. The mortgage payable is secured by the Company's corporate headquarters building and land, having a net book value of approximately $4,778,000 at January 31, 1998, and certain equipment therein.

        The note purchase agreements contain restrictive financial covenants and limit the payment of dividends. Although the Company does not expect to pay dividends in the near future, approximately $1,914,000 would have been available for payment at January 31, 1998. Additionally, the mortgage agreement contains certain restrictive financial covenants.

   MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   AS OF JANUARY 31, 1998

   -----------------------------------------------------------------------------

   6.   LONG-TERM DEBT (Continued)

        Due to the unusual charges (see Notes 2 and 3) in fiscal 1998 of approximately $3,750,000 and asset write-offs and other accruals of approximately $750,000, the Company was in default with a financial covenant under the note agreements and mortgage payable. The Company obtained waivers of this covenant noncompliance from both the insurance companies and mortgage lender. In addition, the insurance companies reset the financial covenant for fiscal 1999. Management expects the Company will be in compliance with the amended covenant in fiscal 1999.

        Maturities of long-term debt as of January 31, 1998 are as follows (in thousands):

                       Year Ending January
                       -------------------

                               1999                                  $1,221
                               2000                                   2,230
                               2001                                   2,240
                               2002                                   2,251
                               2003                                   2,262
                            Thereafter                                3,634
                                                                    -------
                                                                    $13,838
                                                                    =======

   7.   LINE OF CREDIT

        At January 31, 1998, the Company had a $15,000,000 line of credit agreement with no borrowings outstanding. The line of credit is secured by certain assets of the Company, including accounts receivable and inventory. Borrowings under the facility bear interest at the Company's option of the bank's prime rate, the fixed rate loan (as defined in the agreement) or the adjusted Eurodollar rate plus 2.5%. The line of credit expires on July 31, 1998 subject to annual renewal. Management believes that the line of credit will be renewed; however, if the current lender decides not to renew the line, the Company believes that other lenders would be willing to enter into a similar arrangement.

   MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   AS OF JANUARY 31, 1998

   -----------------------------------------------------------------------------

   8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts and fair values of the Company's financial instruments are as follow:

                                                            January 31, 1998              February 1, 1997
                                                         ----------------------         -------------------
                                                         Carrying         Fair          Carrying      Fair
                                                           Value          Value           Value       Value
                                                           -----          -----           -----       -----
                                                                             (In thousands)
        Notes with insurance companies:

             10.5% notes payable                          $    -          $    -         $1,750       $1,760
             8.61% notes payable                          $5,556          $5,725         $6,667       $6,814
             1995 notes payable                           $6,000          $6,000         $6,000       $6,000

             Mortgage payable                             $2,283          $2,283         $2,384       $2,384
             Promissory notes                             $    -          $    -         $  100       $  100

        The fair values of the 10.5% and 8.61% notes payable and the mortgage payable were based on current rates available to the Company for debt with similar remaining maturities. The fair value of the 1995 notes payable was assumed to reasonably approximate its carrying amount since it contains a variable interest rate.

        The Company believes the carrying amount of the following financial instruments is equal to their fair value due to their short period of maturity: cash, accounts receivable, accounts payable and accrued expenses. The Second London Gold Fix is used daily to value the ounces of gold and as such the carrying value of gold inventory approximates fair value.

   9.   INCOME TAXES

        Deferred income taxes reflect the net tax effects of temporary differences between the carry amounts of assets and liabilities for financial purposes and for income tax purposes.

        As of January 31 1998, the balance sheet includes refundable income taxes of $1,667,000 which management anticipates receiving. The Company plans, for federal tax purposes, to carry back the net operating loss generated during the year ended January 31, 1998.

   MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   AS OF JANUARY 31, 1998

   -----------------------------------------------------------------------------

   9.   INCOME TAXES (Continued)

        Income tax (benefit)/provision consists of the following:

                                                                           Year Ended
                                                        -----------------------------------------------
                                                         January 31,       February 1,      January 27,
                                                            1998              1997             1996
                                                            ----              ----             ----
                                                                         (In thousands)
              Current:
                  Federal                                 $(1,080)            $398             $565
                  State and local                            (129)              73               81
                                                          -------             ----             ----

                                                           (1,209)             471              646
              Deferred income tax                            (392)             307             (160)
                                                          -------             ----             ----

                        Total                             $(1,601)            $778             $486
                                                          =======             ====             ====


        The following is a reconciliation of the federal statutory rate to the effective tax rate:

                                                                           Year Ended
                                                        -----------------------------------------------
                                                         January 31,       February 1,      January 27,
                                                            1998              1997             1996
                                                            ----              ----             ----
                                                                         (In thousands)
            Statutory tax rate                              34.0%               34.0%            34.0%
              State and local taxes/(benefit),
                 net of federal benefit                      4.0                 3.0              5.0
            Reversal of prior year accruals                    -                (7.3)               -
            Other                                              -                  .6              1.0
                                                            ----                ----              ---

            Statutory tax/(benefit) rate                    38.0%               30.3%            40.0%
                                                            ====                ====             ====

   MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   AS OF JANUARY 31, 1998

   -----------------------------------------------------------------------------

   9.   INCOME TAXES (Continued)

        The tax effects of significant items comprising the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                January 31,          February 1,
                                                                  1998                   1997
                                                                -----------          -----------
        Non-current deferred tax liabilities:
          Difference between book and tax
            depreciation methods                                   $818                $1,068
                                                                   ----                ------

        Current deferred tax assets:
          Reserves for sales returns and
            doubtful accounts                                       454                   520
          Inventory reserve                                         150                    50
          Other                                                     116                     8
                                                                   ----                ------

                                                                    720                   578
                                                                   ----                ------

          Net deferred tax liabilities                             $ 98                $  490
                                                                   ====                ======

   10.  OTHER INCOME

        Other income for the year ended January 31, 1998, includes a gain of approximately $625,000 on the sale of an asset.

   11.  RELATED PARTY TRANSACTIONS

        In May 1991, the Company entered into two lease agreements with MacQuesten Realty Company ("MRC"), a partnership consisting of certain stockholders of the Company. Pursuant to the agreements, the Company agreed to rent the manufacturing and distribution facilities from MRC for a period of ten years, at an average annual rental of $536,000, plus real estate taxes and other occupancy costs.

        The Company had another lease agreement with MRC to rent a manufacturing facility from MRC. On May 16, 1997, the Company acquired the facility for a purchase price of $1,150,000. As part of the transaction, the Company obtained an exclusive, two-year option to acquire from MRC the two remaining manufacturing and distribution facilities that are currently being leased from MRC (the "Leased Properties").

   MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   AS OF JANUARY 31, 1998

   -----------------------------------------------------------------------------

   12.  LEASES AND COMMITMENTS

        (a)  Leases

        The Company conducts certain operations from leased manufacturing and distribution facilities. In addition to rent, the Company pays property taxes, insurance and certain expenses relating to leased facilities and equipment. The Company also leases machinery and equipment.

        The following is a schedule of net minimum lease payments owed under capital and operating leases as of January 31, 1998:

                Year Ending                       Capital          Operating
                 January                          Leases            Leases
                 -------                          ------            ------
                                                       (in thousands)
                1999                                $241              $504
                2000                                 111               531
                2001                                   8               540
                2002                                   -               135
                                                    ----              ----

        Minimum lease payments:                      360             $1,710
                                                                     ======
          Less: Interest                              19
                                                    ----

        Present value of net
          minimum lease payments                     341
        Less: current portion                        222
                                                    ----
                                                    $119
                                                    ====


        The majority of the payments set forth above for operating leases are to MacQuesten Realty Company.

   MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   AS OF JANUARY 31, 1998

   -----------------------------------------------------------------------------

   12.  LEASES AND COMMITMENTS (Continued)

        The interest rates applicable to the capital leases range from 4.84% - 8.18%. Included in property plant and equipment as of January 31, 1998, are capitalized assets with a carrying value of $696,000. Total capitalized lease amortization expense was $242,000, $353,000 and $256,000 for the years ended January 31, 1998, February 1, 1997 and January 27, 1996.

        Rent expense related to the MRC leases, for the years ended January 31, 1998, February 1, 1997 and January 27, 1996, amounted to $498,000, $624,000 and $563,000, respectively, principally for manufacturing and distribution facilities.

        (b) The Company's product line includes licensed goods manufactured pursuant to two or three year agreements with licensors. Royalty fees range from 6% to 12% of net sales of these products, or a minimum guarantee, whichever is greater. The Company records the related expense over the units sold.

        As of January 31, 1998, the future guaranteed royalty commitments are as follows:

                                                 Guaranteed
             Year Ending                           Royalty
               January                           Commitments
               -------                           -----------
                                                (in thousands)

                 1999                               $239
                 2000                                 45
                                                    ----
                                                    $284

   13.  STOCK PLANS

        The Company has elected to continue to account for employees stock-based transactions under Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees". Since the exercise price of all stock options granted under the stock plans were equal to the price of the stock at the date of grant, no compensation has been recognized by the Company.

   MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   AS OF JANUARY 31, 1998

   -----------------------------------------------------------------------------

   13.  STOCK PLANS (Continued)

        Under the Company's stock option agreements, had the compensation expense been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock Based Compensation," the Company's pro forma, net
        (loss)/income and (loss)/earnings per share would have been net
        (loss)/income of $(2,691,000), $1,712,000 and $692,000, and $(.35), $.21
        and $.08, (loss)/earnings per share for the years ended January 31, 1998, February 1, 1997 and January 27, 1996, respectively. The weighted average per share fair value of the option granted during the year ended January 31, 1998 was estimated at $.74 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                 January 31,
                                                                    1998
                                                                 -----------
                      Expected life (years)                           2
                      Risk-free interest rates                      5.6%
                      Expected volatility                          36.9%
                      Expected dividend yield                         -

        The pro forma effect on net loss and loss per share for the year ended January 31, 1998 may not be representative of the pro forma effect in future years because it includes compensation cost on a straight line basis over the vesting periods of the grants and does not take into consideration the pro forma compensation costs for grants made prior to 1996.

        INCENTIVE STOCK OPTION PLANS

        (1) During July 1986, the Company adopted the 1986 Incentive Stock Option Plan. The Plan, as amended, permits the granting of incentive stock options and non-qualified stock options to employees for the purchase of up to an aggregate of 500,000 shares of common stock. The option term is for a period not to exceed ten years from the date of grant. At January 31, 1998, all shares reserved under the plan had been granted.

   MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   AS OF JANUARY 31, 1998

--------------------------------------------------------------------------------

   13.  STOCK PLANS (Continued)

        The changes in the number of shares under option, the weighted average option price per share and the exercisable price per share are as follows:

        1986 Incentive Stock Option Plan

                                                                                     Weighted
                                                                                      Average             Exercise
                                                                        Shares      Option Price           Price
                                                                        ------      ------------           -----

             Outstanding and exercisable, January 28, 1995               91,500         $3.74           $3.50 - $4.00

             Lapsed                                                     (37,000)        $3.91           $3.50 - $4.00
                                                                        -------

             Outstanding and exercisable, January 27, 1996               54,500         $3.63           $3.63

             Lapsed                                                      (1,000)        $3.63           $3.63
                                                                        -------

             Outstanding and exercisable, February 1, 1997               53,500         $3.63           $3.63

             Lapsed                                                     (53,500)        $3.63           $3.63
                                                                        -------

             Outstanding and exercisable, January 31, 1998                    -         $   -           $   -
                                                                        =======

        (2) During the year ended June 30, 1994, the Company adopted the 1993 Long-Term Incentive Plan and the 1993 Non-Employee Directors' Stock Option Plan. The Plans permit the granting of incentive stock options and non-qualified stock options to employees and non-employee directors for the purchase of up to an aggregate of 2,000,000 and 250,000 shares of common stock, respectively. The option term is for a period not to exceed five years from the date of grant.

        Long-term Incentive Plan

                                                                                     Weighted
                                                                                      Average            Exercise
                                                                        Shares      Option Price          Price
                                                                        ------      ------------          -----
             Outstanding at January 28, 1995                            320,500        $5.12          $4.13 - $7.75

              Lapsed                                                    (27,000)       $5.52          $4.13 - $7.75
              Granted                                                   371,400        $3.00          $2.63 - $3.23
                                                                        -------

             Outstanding at January 27, 1996                            664,900        $3.92          $2.63 - $7.75

              Lapsed                                                    (11,400)       $3.88          $2.94 - $4.13
              Granted                                                    15,000        $3.31          $3.31

   MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   AS OF JANUARY 31, 1998

   -----------------------------------------------------------------------------

   13.  STOCK PLANS (Continued)

        Long-term Incentive Plan (Continued)

                                                                                   Weighted
                                                                                    Average              Exercise
                                                                    Shares        Option Price            Price
                                                                    ------        ------------            -----
             Outstanding at February 1, 1997                       668,500          $3.91             $2.63 - $7.75

              Lapsed                                              (114,000)     $2.63 - $6.13         $2.63 - $6.13
              Granted                                              134,000          $3.00             $2.13 - $3.00
                                                                  --------

             Outstanding at January 31, 1998                       688,500          $3.60             $2.13 - $7.75
                                                                   =======

        Options exercisable at January 31, 1998 were for 454,933 shares of common stock at a price between $2.63 - $7.75 a share. At January 31, 1998, shares for future option grants totaling 1,296,500 were available under the plan.

        Non-Employee Directors' Stock Option Plan

                                                                                   Weighted
                                                                                    Average           Exercise
                                                                       Shares     Option Price         Price
                                                                       ------     ------------         -----
             Outstanding at January 28, 1995                            40,000        $5.85        $4.19 - $8.00

              Lapsed                                                   (10,000)       $7.31        $6.63 - $8.00
              Granted                                                   15,000        $3.02        $2.63 - $3.50
                                                                       -------

             Outstanding at January 27, 1996                            45,000        $4.58        $2.63 - $8.00

              Lapsed                                                   (10,000)       $7.31        $6.63 - $8.00
              Granted                                                   10,000        $3.03        $3.00 - $3.06
                                                                       -------

             Outstanding at February 1, 1997                            45,000        $3.63        $2.63 - $5.00

              Lapsed                                                    (5,000)       $4.18        $4.18
              Granted                                                   15,000        $3.00        $2.69 - $3.00
                                                                       -------

             Outstanding at January 31, 1998                            55,000        $2.69        $2.63 - $5.00
                                                                       =======

        Options exercisable at January 31, 1998 were for 25,065 shares of common stock at a price between $2.63 - $5.00 a share. At January 31, 1998, shares for future option grants totaling 195,000 were available under this plan.

   MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   AS OF JANUARY 31, 1998

   -----------------------------------------------------------------------------

   13.  STOCK PLANS (Continued)

        WARRANTS AND NON-QUALIFIED OPTIONS

        The Company has granted common stock purchase warrants and non-qualified options.

        The changes in the number of shares under the stock purchase warrants and non-qualified options and the weighted average option price per share are as follows:

                                                                                     Weighted
                                                                                      Average             Exercise
                                                                        Shares      Option Price           Price
                                                                        ------      ------------           -----
             Outstanding at January 28, 1995                            122,500        $4.75           $3.25 - $7.50

              Lapsed                                                    (52,500)       $4.21           $4.00 - $4.50
                                                                       --------

             Outstanding at January 27, 1996                             70,000        $5.15           $3.25 - $7.50

              Lapsed                                                    (45,000)       $4.75           $4.00 - $6.25
                                                                       --------

             Outstanding at February 1, 1997                             25,000        $5.82           $3.25 - $7.50

              Granted                                                    96,000        $3.00           $3.00
                                                                       --------

             Outstanding and exercisable at
             January 31, 1998                                           121,000        $3.58           $3.00 - $7.50
                                                                       ========

   14.  RETIREMENT PLAN

        The Company established a 401(k) Retirement Plan and Trust for all eligible employees. Under the terms of the plan the employee may contribute 1% to 20% of compensation. There is a partial employer matching contribution. Included in the statement of operations for the years ended January 31, 1998 and February 1, 1997 is $96,000 and $34,000 of expense for the employer portion of the contribution. There were no employer contributions for the year ended January 27, 1996.

   MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   AS OF JANUARY 31, 1998

   -----------------------------------------------------------------------------

   15.  SIGNIFICANT CUSTOMERS

        Sales to the Company's two largest customers aggregated approximately 25%, 25% and 29%, respectively, of net sales for the years ended January 31, 1998, February 1, 1997 and January 27, 1996.

   16.  STOCK REPURCHASE PROGRAM

        In December 1995, the Company announced a Common Stock Repurchase Program, (the "1995 Stock Repurchase Program"), pursuant to which the Company may repurchase up to 750,000 share of Common Stock. On April 4, 1997, the Board of Directors authorized an increase of an additional 500,000 shares of common stock that the Company may repurchase under the stock repurchase plan. During the years ended January 31, 1998, February 1, 1997, and January 27, 1996, the Company repurchased a total of 328,000, 250,000 and 60,000 shares, respectively, on the open market under the 1995 Stock Repurchase Program for an aggregate price of approximately $1,056,000, $811,000 and $159,000, respectively. Effective May 24, 1996, the Board of Directors authorized the Company to retire 965,200 shares of common stock, previously held as treasury stock. As of April 10, 1998, the Company had purchased an additional 420,000 shares on the open market for an aggregate of approximately $957,000.

        During the year ended January 27, 1996, the Company had repurchased 327,500 shares on the open market under their 1994 stock repurchase program for $966,000. The Company will not re-issue these shares to the public. In November 1995, the Company discontinued this program.

   17.  LEGAL PROCEEDINGS

        In October 1997, a decision was entered in a case whereby the Company was ordered to pay the plaintiff according to the terms of an agreement entered into on May 16, 1986. On April 20, 1998, the Company settled the case and any future payments that would have been payable under the agreement for a one-time payment of $600,000. The settlement expense is included in selling, general and administrative expenses for the year ended January 31, 1998.

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




18.     Summary of Quarterly Results (Unaudited) in thousands

                                  Year Ended January 31, 1998                         Year Ended February 1, 1997
                           -------------------------------------------        -------------------------------------------
                                         Quarter Ended                                       Quarter Ended
                           -------------------------------------------        -------------------------------------------
                           May 3,     Aug. 2,     Nov. 1,     Jan. 31,        Apr. 27,    Jul. 27,    Oct. 26,    Feb. 1,
                            1997        1997        1997        1998            1996        1996        1996        1997
                            ----        ----        ----        ----            ----        ----        ----        ----
Net sales (A)              $27,606    $22,618     $41,753     $37,972          $29,203      $27,706   $48,772     $44,948

Cost of goods sold          22,544     18,967      33,193      32,478           24,250       23,641    39,800      36,350
                           -------    -------     -------     -------          -------      -------   -------     -------


    Gross profit             5,062      3,651       8,560       5,494            4,953        4,065     8,972       8,598


Selling, general
   & administrative
   expenses                  5,252      5,845       6,233       7,825            4,335        4,482     6,019       6,536
                           -------    -------     -------     -------          -------      -------   -------     -------
Operating (loss)/income       (190)    (2,194)      2,327      (2,331)             618         (417)    2,953       2,062


Other income (expense):
   Gold consignment fees      (260)      (347)       (378)       (320)            (351)        (312)     (349)       (445)

   Interest expense           (381)      (304)       (363)       (474)            (429)        (410)     (426)       (433)

   Interest income             125        113          31          28              160          125        94          54

   Other - net                  24        643          19          19               14            6        34          20
                           -------    -------     -------     -------          -------      -------   -------     -------

  Total other income          (492)       105        (691)       (747)            (606)        (591)     (647)       (804)
    (expense)

(Loss)/Income from
  operations before
  income taxes                (682)    (2,089)      1,636      (3,078)              12       (1,008)    2,306       1,258



Income (benefit)/provision    (259)      (822)        650      (1,170)               4         (383)      878         279
                           -------    -------     -------     -------          -------      -------   -------     -------

       Net (loss)/income   $  (423)   $(1,267)    $   986     $(1,908)         $     8      $  (625)  $ 1,428    $    979
                           =======    =======     =======     =======          =======      =======   =======     =======
(Loss)/earnings per
  share(B)                 $ (0.05)   $ (0.15)    $  0.13     $ (0.25)         $  0.00      $ (0.08)  $  0.17    $   0.12
                           =======    =======     =======     =======          =======      =======   =======     =======


(A) The Company's net sales for the second quarter are subject to seasonal fluctuation. This fluctuation is mitigated to a degree by the early placement of orders for the holiday season.

(B) Per share amounts do not always add to the annual per share amount because the figures are required to be independently calculated.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


---------------------------------------------------------------------------------------------------------------------------
                                                                           ADDITIONS
                                  BALANCE AT                               CHARGED TO                    BALANCE AT
                                 BEGINNING OF     ADDITIONS CHARGED TO       OTHER                         END OF
DESCRIPTION                         PERIOD        COSTS AND EXPENSES        ACCOUNTS     DEDUCTIONS(A)     PERIOD
---------------------------------------------------------------------------------------------------------------------------
Allowance for
doubtful accounts:
---------------------------------------------------------------------------------------------------------------------------
Year ended January 31, 1998          $656                $284               $   -           $(224)           $716

Year ended February 1, 1997           901                 170                   -            (415)            656

Year ended January 27, 1996           646                 247                   -               8             901



Allowance for sales
returns:

Year ended January 31, 1998          $748                $  -               $   -           $(268)           $480

Year ended February 1, 1997           674                 261                   -            (187)            748

Year ended January 27, 1996           754                 200                   -            (280)            674



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

                                        MICHAEL ANTHONY JEWELERS, INC.

                                        By: /s/ MICHAEL PAOLERCIO
                                           -------------------------------------
                                        Michael W. Paolercio, Co-Chairman of the
                                        Board and Chief Executive Officer

                                        Date: April 30, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

           SIGNATURE                                           TITLE                                        DATE
           ---------                                           -----                                        ----
/s/ MICHAEL PAOLERCIO                       Co-Chairman of the Board                                      April 30, 1998
---------------------------                 and Chief Executive Officer
(Michael W. Paolercio)                      (Principal Executive Officer)

/s/ ANTHONY PAOLERCIO                       Co-Chairman of the Board                                      April 30, 1998
---------------------------                 and President
(Anthony Paolercio, Jr.)

/s/ ALLAN CORN                              Chief Financial Officer,                                      April 30, 1998
---------------------------                 Senior Vice President
(Allan Corn)                                and Director (Principal
                                            Accounting Officer)

/s/ MICHAEL A. PAOLERCIO                    Senior Vice President,                                        April 30, 1998
---------------------------                 Treasurer and Director
(Michael Anthony Paolercio)

/s/ MICHAEL WAGER                           Director                                                      April 30, 1998
---------------------------
(Michael Wager)

/s/ DAVID HARRIS                            Director                                                      April 30, 1998
---------------------------
(David Harris)

/s/ DONALD MILLER                           Director                                                      April 30, 1998
---------------------------
(Donald Miller)

                                  EXHIBIT INDEX



    Exhibit No.                           Description
    -----------                           -----------
       10.46                  Note Purchase Agreement, dated as
                              of June 5, 1992, among the
                              Registrant and the holders of the
                              Registrant's Senior Notes due 2002
                              (the "2002 Notes")

       10.47                  Security  Agreement, dated as of
                              June 5, 1992, among the Registrant
                              and the holders of the 2002 Notes

       10.48                  $3,500,000 Senior Note due 2002 of
                              the Registrant in favor of Northern
                              Life Insurance Company

       10.49                  $3,000,000 Senior Note due 2002 of
                              the Registrant in favor of Royal
                              Maccabees Life Insurance Company

       10.50                  $1,000,000 Senior Note due 2002 of
                              the Registrant in favor of The
                              North Atlantic Life Insurance
                              Company of America

       10.51                  $1,000,000 Senior Note due 2002 of
                              the Registrant in favor of Farm
                              Bureau Life Insurance Company of
                              Michigan

       10.52                  $1,000,000 Senior Note due 2002 of
                              the Registrant in favor of FB
                              Annuity Company

       10.53                  $500,000 Senior Note due 2002 of
                              the Registrant in favor of Farm
                              Bureau Mutual Insurance Company of
                              Michigan

       10.54                  1993 Long-term Incentive Plan  of
                              the Registrant

       10.55                  1993 NonEmployee Directors' Stock
                              Option Plan of the Registrant

       10.56                  Letter agreement, dated April 14,
                              1998, among the Registrant and
                              holders of the 2002 Notes

       10.57                  Letter agreement, dated April 14,
                              1998, among the Registrant and
                              holders of the 2004 Notes

        21                    Subsidiaries of Registrant

        27                    Financial Data Schedule