Form 10-Q
period 1998-05-02
MICHAEL ANTHONY JEWELERS INC
filed 1998-06-12
CIK 799515

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          For Quarter ended May 2, 1998

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

               CLASS
               -----
                                                            Number of Shares
    Common Stock, Par Value $.001                           Outstanding as of
                                                              May 27, 1998
                                                              ------------
                                                               7,285,000

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                                       INDEX

                                                                       PAGE
                                                                       ----
PART I  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Condensed Balance Sheets,
           May 2, 1998 (Unaudited) and
             January 31, 1998.........................................   3

         Consolidated Condensed Statements of Operations
           Three-Month Period Ended
             May 2, 1998 and May 3, 1997 (Unaudited) .................   4

         Consolidated Condensed Statement of Changes in
           Stockholders' Equity, Three-Month Period Ended
             May 2, 1998 (Unaudited)..................................   5

         Consolidated Condensed Statements of Cash Flows,
           Three-Month Period Ended
             May 2, 1998 and May 3, 1997 (Unaudited)..................   6

         Notes to Consolidated Condensed Financial
           Statements................................................. 7-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS.............................................. 10-15

PART II  OTHER INFORMATION:

         Item 1 Through Item 6 .......................................   16

          Signature Page..............................................   17

                                          MICHAEL ANTHONY JEWELERS, INC.
                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            (Unaudited)
                                                                                               May 2,    January 31,
                                                                                               1998        1998
                                                                                             --------    --------
ASSETS
CURRENT ASSETS:
     Cash and equivalents                                                                    $  3,091    $  6,747
     Accounts receivable:
        Trade (less allowances of $1,756 and $1,196, respectively)                             24,586      22,234
        Other                                                                                      62          40
     Inventories                                                                               12,044      12,913
     Income tax refundable                                                                      1,667       1,667
     Prepaid expenses and other current assets                                                  1,680       1,640
     Deferred taxes                                                                               720         720
                                                                                             --------    --------

          Total current assets                                                                 43,850      45,961

PROPERTY, PLANT AND EQUIPMENT - net                                                            17,613      18,045
INTANGIBLES - net                                                                                 532         584
OTHER ASSETS                                                                                      918       1,054
                                                                                             --------    --------

                                                                                             $ 62,913    $ 65,644
                                                                                             ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - trade                                                                $  1,483    $  2,870
     Current portion of long-term debt
        and lease liability                                                                     1,438       1,446
     Accrued expenses                                                                           3,869       4,385
                                                                                             --------    --------

          Total current liabilities                                                             6,790       8,701
                                                                                             --------    --------

LONG-TERM DEBT                                                                                 12,588      12,617
                                                                                             --------    --------
CAPITAL LEASE LIABILITY                                                                            71         119
                                                                                             --------    --------
DEFERRED TAXES                                                                                    818         818
                                                                                             --------    --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock - par value $1.00 per share;
         1,000,000 shares authorized; none issued                                                  --          --
     Common stock - par value $.001 per share;
         20,000,000 shares authorized; 8,282,000
         shares issued and outstanding                                                              8           8
     Additional paid-in capital                                                                31,747      31,747
     Retained earnings                                                                         13,718      13,484
     Treasury stock, 998,000 and 578,000 shares as of
         May 2, 1998 and  January 31, 1998, respectively                                       (2,827)     (1,850)
                                                                                             --------    --------

               Total stockholders' equity                                                      42,646      43,389
                                                                                             --------    --------

                                                                                             $ 62,913    $ 65,644
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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                       Three Months Ended
                                                      --------------------
                                                        May 2,      May 3,
                                                        1998        1997
                                                      --------    --------

NET SALES                                             $ 30,432    $ 27,606

COST OF GOODS SOLD                                      23,925      22,544
                                                      --------    --------

     GROSS PROFIT ON SALES                               6,507       5,062

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                5,688       5,252
                                                      --------    --------

     OPERATING INCOME/(LOSS)                               819        (190)

OTHER INCOME/(EXPENSES):
     Gold consignment fee                                 (260)       (260)
     Interest expense                                     (277)       (381)
     Interest income                                        81         125
     Other income                                           15          24
                                                      --------    --------

     Total Other Income/(Expense)                         (441)       (492)
                                                      --------    --------

INCOME/(LOSS) BEFORE INCOME
 TAXES                                                     378        (682)

INCOME TAX PROVISION/(BENEFIT)                             144        (259)
                                                      --------    --------

     NET INCOME/(LOSS)                                $    234    $   (423)
                                                      ========    ========

EARNINGS/(LOSS) PER SHARE
   - BASIC AND DILUTED                                $   0.03    $  (0.05)
                                                      ========    ========

WEIGHTED AVERAGE NUMBER
   OF SHARES                                             7,436       7,869
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

                                    MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                      (UNAUDITED)
                                                     (IN THOUSANDS)


                                               Common Stock      Additional                 Treasury Stock
                                             -----------------    Paid-in    Retained    -------------------
                                              Shares  Dollars     Capital    Earnings      Shares    Dollars     Total
                                             ------   --------   --------    --------    --------    -------   -------
DOLLARS
Balance -
  January 31, 1998                            8,282   $      8   $ 31,747    $ 13,484        (578)   $(1,850)  $43,389
Purchase of treasury stock                       --         --         --          --        (420)      (977)     (977)
Net income                                       --         --         --         234          --         --       234
                                             ------   --------   --------    --------    --------    -------   -------
Balance -
 May 2, 1998                                  8,282   $      8   $ 31,747    $ 13,718        (998)   $(2,827)  $42,646
                                             ======   ========   ========    ========    ========    =======   =======



The accompanying notes are an integral part of these consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 Three Months Ended
                                                                               ----------------------

                                                                                 May 2,       May 3,
                                                                                  1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:                                          --------    ----------
   Net income/(loss)                                                           $    234    $   (423)
   Adjustments to reconcile net income
     to net cash used in operating activities:
             Depreciation and amortization                                          907       1,016
             Provision for accounts receivable                                       86          60
             Provision for sales returns                                            680        (145)
             Asset write-off                                                         --         259
   (Increase)/decrease in operating assets:
             Accounts receivable                                                 (3,140)       (363)
             Inventories                                                            869      (1,068)
             Prepaid expenses and other current assets                              (40)       (587)
             Other assets                                                           136        (185)
   Increase/(decrease) in operating liabilities:
             Accounts payable                                                    (1,387)        452
             Accrued expenses                                                      (516)       (365)
                                                                               --------    --------

                     Net cash used in operating activities                      (2,171)     (1,349)
                                                                               --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment - net                                 (423)       (723)
                                                                               --------    --------

                     Net cash used in investing activities                        (423)       (723)
                                                                               --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt
     and capital lease liabilities                                                  (85)       (248)
   Purchase of treasury stock                                                      (977)       (921)
                                                                               --------    --------

                     Net cash used in financing activities                      (1,062)     (1,169)
                                                                               --------    --------

DECREASE IN CASH AND EQUIVALENTS                                                 (3,656)     (3,241)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                       6,747      10,430
                                                                               --------    --------

CASH AND EQUIVALENTS AT END OF PERIOD                                          $  3,091    $  7,189
                                                                               ========    ========


SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
Cash paid during the period for:
Interest and gold consignment fees                                             $    608    $    693
Taxes                                                                          $      0    $      0



The accompanying notes are an integral part of these consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                     FORM 10-Q FOR QUARTER ENDED MAY 2, 1998
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 31, 1998 IS UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The unaudited interim consolidated condensed balance sheet as of May 2, 1998 and the unaudited consolidated condensed statements of operations for the three months ended May 2, 1998 and May 3, 1997, the unaudited consolidated statement of changes in stockholders' equity for the three months ended May 2, 1998, and the unaudited consolidated condensed statements of cash flows for the three months ended May 2, 1998 and May 3, 1997, and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the 1998 Annual Report to Stockholders of Michael Anthony Jewelers, Inc. (the "Company").

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                     FORM 10-Q FOR QUARTER ENDED MAY 2, 1998
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 31, 1998 IS UNAUDITED)

2.   PRODUCT PRICING

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

     The average price of gold in the current quarter was $301 per ounce as compared to $349 per ounce for the quarter ended May 3, 1997.

3.   INVENTORIES

     Inventories consist of:
                                May 2,     January 31,
                                 1998         1998
                               -------      -------
                             (Unaudited)
                                   (In thousands)

        Finished goods         $32,117      $27,691
        Work in process         16,828       13,335
        Raw materials           10,876        5,095
                               -------      -------
                                59,821       46,121
        Less:
        Consigned gold          47,777       33,208
                               -------      -------

                               $12,044      $12,913
                               =======      =======


     Inventories as of May 2, 1998 and January 31, 1998 excluded 155,700 and 108,900 ounces of gold on consignment, respectively.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                     FORM 10-Q FOR QUARTER ENDED MAY 2, 1998
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 31, 1998 IS UNAUDITED)


5.   STOCK REPURCHASE PROGRAM

     In December 1995, the Company announced a Common Stock repurchase program pursuant to which the Company may repurchase up to 750,000 shares of Common Stock. On April 4, 1997, the Board of Directors authorized an increase of an additional 500,000 shares of Common Stock that the Company may repurchase under the Stock Repurchase Plan. During fiscal 1999, the Company had purchased an additional 527,000 shares on the open market for an aggregate of approximately $1,223,000. On May 26, 1998, the Board of Directors authorized an increase of up to an additional 1,000,000 shares of common stock that the Company may repurchase under the Stock Repurchase Plan. As of May 27, 1998, the Company had repurchased a total of 1,164,000 shares on the open market for an aggregate price of approximately $3,221,000.

ITEM 2          MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 31, 1998 IS UNAUDITED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
------------------------------------------------
MAY 2, 1998 AND MAY 3, 1997
----------------------------

Net sales for the three months ended May 2, 1998 were approximately $30,432,000, an increase of 10% from net sales of approximately $27,606,000 for the comparable period last year. Had it not been for the decrease in the average gold price, $301 versus last year's $349 an ounce, net sales would have increased $6,231,000 or 23%.

Gross profit margin increased to approximately 21.4% of net sales for the three months ended May 2, 1998 compared to approximately 18.3% for the comparable period last year, primarily due to the lower average gold price and to a lesser extent, a change in product mix.

Selling, general and administrative expenses for the three months ended May 2, 1998 were approximately $5,688,000, an increase of $436,000 or 8% from approximately $5,252,000 for the comparable period last year. The increase is primarily attributable to increases in (i) advertising related expenses, (ii) product and packaging supplies, and (iii) payroll and payroll related expenses. These increases were primarily due to the Company's increased sales volume. As a percentage of net sales, adjusted for the gold price difference, selling, general and administrative expenses decreased to 16.8% for the three months ended May 2, 1998 from 19.0% for the comparable period of the prior year.

Interest expense and gold consignment fees for the three months ended May 2, 1998 were approximately $537,000, a decrease of $104,000 or 16% compared to approximately $641,000 for the comparable period last year. Interest expense decreased due to the Company's principal payments on its long term debt. Interest income decreased $44,000 due to the Company's lower cash position compared to last year.

As a result of the above factors the Company had net income for the three months ended May 2, 1998 of approximately $234,000 or $.03 per share on 7,436,000 weighted average shares outstanding, compared to a net loss of $423,000 or $.05 per share on 7,869,000 weighted average shares outstanding for the comparable period last year.

ITEM 2          MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 31, 1998 IS UNAUDITED)

Liquidity and Capital Resources
-------------------------------

The Company relies on a gold consignment program, short-term and long-term borrowings and internally generated funds to finance its operations. The Company fills most of its gold supply needs through gold consignment arrangements with the Gold Lenders. Under the terms of those arrangements, the Company is entitled to lease the lesser of (i) an aggregate of 250,000 ounces of fine gold or (ii) consigned gold with an aggregate value equal to $106,695,000. However, on May 15, 1998, at the Company's request, the aggregate amount of fine gold available for consignment was reduced to the lessor of (i) an aggregate of 218,000 ounces or (ii) consigned gold with an aggregate value equal to $90,350,000. The consigned gold is secured by certain property of the Company including inventory and machinery and equipment. The Company pays the Gold Lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix. The Company believes that its financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to the Company. As of May 2, 1998, the Company held 155,700 ounces of gold on consignment with a market value of $47,777,000.

The consignment agreements contain certain restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and each of the agreements requires the Company to own a specific amount of gold at all times. At May 2, 1998, the Company was in compliance with the covenants in its consignment agreements and the Company's owned gold inventory was valued at approximately $3,170,000. Management believes that the supply of gold available through the Company's gold consignment arrangements, in conjunction with the Company's owned gold, is sufficient to meet the Company's requirements.

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

On June 3, 1998, the Company received notice from an existing Gold Lender that it plans to terminate its consignment agreement with the Company on June 30, 1998. This will reduce the aggregate ounces the Company is entitled to lease to 188,000, with an aggregate value equal to $80,300,000. Based upon current and anticipated needs, Management believes this change will not have any impact on the Company. However, it is the Company's present intention to explore relationships with other consignors or expand its relationships with its existing Gold Lenders.

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 31, 1998 IS UNAUDITED)


Liquidity and Capital Resources (Continued)
-------------------------------

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

While the Company believes its supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may result in reduced demand for the Company's products. From January 31, 1998 until May 2, 1998, the closing price of gold according to the Second London Gold Fix ranged from a low of $290 per ounce to a high of nearly $313 per ounce. There can be no assurances that fluctuations in the precious metals and credit markets would not result in an interruption of the Company's gold supply or the credit arrangements necessary to allow the Company to support its accounts receivable and continue the use of consigned gold.

In 1992, the Company issued $10,000,000 principal amount of senior secured notes with various insurance companies, which accrue interest at 8.61% per annum. In February 1995, the Company issued an additional $6,000,000 principal amount of senior secured notes with various insurance companies, which currently accrue interest at 7.13% per annum. The various insurance company lenders are collectively referred to as the "Senior Note Holders". These notes are secured by the Company's accounts receivable, machinery and equipment, inventory (secondary lien to the Gold Lenders) and proceeds. In addition, the note purchase agreements contain certain restrictive financial covenants and restrict the payment of dividends. At May 2, 1998, the Company was in compliance with the covenants and $11,556,000 of principal remained outstanding under the notes issued in 1992 and 1995.

In October 1995, the Company obtained a loan from a bank in the amount of $2,500,000. As collateral for the loan, the Company granted the bank a first mortgage on the Company's corporate headquarters. The mortgage has a ten-year term and interest on the mortgage accrues at 8% per annum. In addition, the mortgage contains certain restrictive financial covenants. At May 2, 1998, the Company was in compliance with the covenants and $2,255,000 of principal remained outstanding under the mortgage.

ITEM 2          MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 31, 1998 IS UNAUDITED)

Liquidity and Capital Resources (Continued)
-------------------------------

The Company has a line of credit arrangement with a commercial bank (the "Line of Credit"), under which the Company may borrow up to $15,000,000. The Line of Credit is secured by certain assets of the Company, including accounts receivable and inventory. As of May 2, 1998, there was no amount outstanding under the Line of Credit, due to seasonal borrowings. The Line of Credit currently expires on July 31, 1998, subject to annual renewal. Management believes that the line of credit will be renewed. However, if the current lender decides not to renew the line, the Company believes that other lenders would be willing to enter into a similar arrangement.

Cash and cash equivalents decreased $3,656,000 during the three months ended May 2, 1998. This decrease was primarily due to the Company's seasonal increase in accounts receivable, purchases of machinery and equipment, and repurchase of treasury stock.

During the three months ended May 2, 1998, the Company used $2,171,000 of cash from operations. The increase is primarily due to the increased accounts receivable levels which was partially offset by depreciation. The increase in accounts receivable is primarily related to the increased sales compared to last year. During the comparable period of the prior year, the Company used $1,349,000 of cash from operations, primarily due to higher inventory levels and increased prepaid expenses.

Cash of $423,000 was used for investing activities as compared to $723,000 used during the comparable three-month period last year. The decrease is primarily due to the Company's decreased purchases of machinery and equipment.

Cash of $1,062,000 was used in financing activities during the three-month period, compared to $1,169,000 used for the comparable period of the prior year.

For the balance of fiscal 1999, the Company projects capital expenditures of approximately $1,100,000.

The Company believes that its long-term debt and existing lines of credit provide sufficient funding for the Company's operations. In the event that the Company requires additional financing during fiscal 1999, it will be necessary to fund this requirement through expanded credit facilities with its existing or other lenders. The Company believes that such additional financing can be arranged.

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 31, 1998 IS UNAUDITED)


Forward Looking Statements
--------------------------

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include the words "believe," "expect," "plans" or similar words and are based in part on the Company's reasonable expectations and are subject to a number of factors and risks, many of which are beyond the Company's control. Actual results could differ materially from those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations", as a result of any of the following factors:

     i) general economic conditions and their impact on the retail sales environment;

     ii) fluctuations in the price of gold and other metals used to manufacture the Company's jewelry;

     iii) risks related to the concentration of the Company's customers, particularly the operations of any of its top customers;

     iv) increased competition from outside the United States where labor costs are substantially lower;

     v) variability of customer requirements and the nature of customers' commitments on projections and orders; and

     vi) the extent to which the Company is able to retain and attract key personnel.

In light of these uncertainties and risks, there can be no assurance that the forward-looking statements in this Quarterly Report on Form 10-Q will occur or continue in the future. Except for its required, periodic filings under the Securities Exchange Act of 1934, the Company undertakes no obligations to release publicly any revisions to these forward looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 31, 1998 IS UNAUDITED)


New Accounting Standard (Continued)
-----------------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Post Retirement Benefits" which will be effective for the 1999 financial statements. SFAS No. 132 will require new disclosures related to any changes in the defined contribution plan, including a description of the nature and effect of any significant changes during the year affecting comparability, such as a change in the rate of employer contributions, a business combination, or divestiture.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Item 1 through Item 4

     Not applicable.


Item 6.
     (a)  EXHIBITS



           27             Financial Data Schedule


     (b)    REPORTS ON FORM 8-K Not applicable.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              MICHAEL ANTHONY JEWELERS, INC.


Dated: June 11, 1998                          BY: /s/ ALLAN CORN
                                              ----------------------------------
                                                      Allan Corn
                                                      Senior Vice President and
                                                      Chief Financial Officer

                                  EXHIBIT INDEX
                                       TO
                     FORM 10-Q FOR QUARTER ENDED MAY 2, 1998



           Exhibit No.                                                  Page No.
           -----------                                                  --------

                 27         Financial Data Schedule                       19