Form 10-Q
period 1998-08-01
MICHAEL ANTHONY JEWELERS INC
filed 1998-09-14
CIK 799515

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter ended August 1, 1998

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

                                                     Number of Shares
                                                    Outstanding as of
               Class                                September 1, 1998
               -----                                -----------------
  Common Stock, Par Value $.001                         6,940,893

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                    PAGE
                                                                    ----
PART I  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets,
           August 1, 1998 (Unaudited) and
             January 31, 1998.....................................   3

         Consolidated Condensed Statements of Operations
           Six-Month Period Ended
             August 1, 1998 and August 2, 1997 (Unaudited) .......   4

         Consolidated Condensed Statement of Changes in
           Stockholders' Equity, Six-Month Period Ended
             August 1, 1998 (Unaudited)...........................   5

         Consolidated Condensed Statements of Cash Flows,
           Six-Month Period Ended
             August 1, 1998 and August 2, 1997 (Unaudited)........   6

         Notes to Consolidated Condensed Financial
           Statements.............................................  7-9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations............................................... 10-16

PART II  OTHER INFORMATION:

         Item 1 Through Item 6 ...................................   17

         Signature Page...........................................   18

                         MICHAEL ANTHONY JEWELERS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)

                                                                   August 1,   January 31,
                                                                     1998         1998
                                                                   --------    --------
                                                                 (Unaudited)
ASSETS
------

CURRENT ASSETS:
     Cash and equivalents                                          $  6,377    $  6,747
     Accounts receivable:
        Trade (less allowances of $753 and $1,196, respectively)     17,931      22,234
        Other                                                           258          40
     Inventories                                                     14,233      12,913
     Income tax refundable                                              985       1,667
     Prepaid expenses and other current assets                        1,396       1,640
     Deferred taxes                                                   1,402         720
                                                                   --------    --------

          Total current assets                                       42,582      45,961

PROPERTY, PLANT AND EQUIPMENT - net                                  17,435      18,045
INTANGIBLES - net                                                       485         584
OTHER ASSETS                                                            785       1,054
                                                                   --------    --------

                                                                   $ 61,287    $ 65,644
                                                                   ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Accounts payable - trade                                      $  1,857    $  2,870
     Current portion of long-term debt
        and lease liability                                           2,431       1,446
     Accrued expenses                                                 3,794       4,385
                                                                   --------    --------

          Total current liabilities                                   8,082       8,701
                                                                   --------    --------

LONG-TERM DEBT                                                       10,447      12,617
                                                                   --------    --------
CAPITAL LEASE LIABILITY                                                  25         119
                                                                   --------    --------
DEFERRED TAXES                                                          818         818
                                                                   --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock - par value $1.00 per share;
         1,000,000 shares authorized; none issued                        --          --
     Common stock - par value $.001 per share;
         20,000,000 shares authorized; 8,282,000*
         shares issued and outstanding                                    8           8
     Additional paid-in capital                                      31,747      31,747
     Retained earnings                                               13,502      13,484
     Treasury stock, 1,192,000 and 578,000 shares as of
         August 1, 1998 and  January 31, 1998, respectively          (3,342)     (1,850)
                                                                   --------    --------

          Total stockholders' equity                                 41,915      43,389
                                                                   --------    --------

                                                                   $ 61,287    $ 65,644
                                                                   ========    ========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except earnings per share)


                                         Three Months Ended       Six Months Ended
                                        --------------------    --------------------
                                        August 1,   August 2,   August 1,   August 2,
                                          1998        1997        1998        1997
                                        --------    --------    --------    --------
NET SALES                               $ 26,912    $ 22,618    $ 57,344    $ 50,224

COST OF GOODS SOLD                        21,163      18,967      45,088      41,511
                                        --------    --------    --------    --------

     GROSS PROFIT ON SALES                 5,749       3,651      12,256       8,713

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                  5,686       5,845      11,374      11,097
                                        --------    --------    --------    --------

     OPERATING INCOME(LOSS)                   63      (2,194)        882      (2,384)

OTHER INCOME/EXPENSES):
     Gold consignment fee                   (242)       (347)       (502)       (607)
     Interest expense                       (266)       (304)       (543)       (685)
     Interest income                          78         113         159         238
     Other income                             18         643          33         667
                                        --------    --------    --------    --------

     Total Other (Expense)/Income           (412)        105        (853)       (387)
                                        --------    --------    --------    --------

(LOSS)/INCOME BEFORE INCOME
 TAXES                                      (349)     (2,089)         29      (2,771)

INCOME TAX (BENEFIT)/PROVISION              (133)       (822)         11      (1,081)
                                        --------    --------    --------    --------

     NET (LOSS)/INCOME                  $   (216)   $ (1,267)   $     18    $ (1,690)
                                        ========    ========    ========    ========

(LOSS)/EARNINGS PER SHARE
   - BASIC AND DILUTED                  $   (.03)   $  (0.16)   $    .00    $   (.22)
                                        ========    ========    ========    ========

WEIGHTED AVERAGE NUMBER
   OF SHARES                               7,148       7,706       7,292       7,787
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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (In thousands)

                                Common Stock    Additional                 Common Stock
                               ---------------    Paid-in     Retained   -----------------
                               Shares  Dollars    Capital     Earnings   Shares    Dollars     Total
                               ------  -------    -------     --------   ------    -------     -----
Balance -
  January 31, 1998              8,282   $  8      $31,747     $13,484      (578)   $(1,850)   $43,389
Purchase of treasury stock         --     --           --          --      (614)    (1,492)    (1,492)
Net income                         --     --           --          18        --         --         18
                                -----   ----      -------     -------    ------    -------    -------
Balance -
 August 1, 1998                 8,282   $  8      $31,747     $13,502    (1,192)   $(3,342)   $41,915
                                =====   ====      =======     =======    ======    =======    =======



              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                         Six Months Ended
                                                                       --------------------
                                                                       August 1,   August 2,
                                                                         1998        1997
                                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss)                                                   $     18    $ (1,690)
   Adjustments to reconcile net income
     to net cash used in operating activities:
             Depreciation and amortization                                1,812       2,013
             Provision for accounts receivable                               --         343
             Provision for sales returns                                     --        (147)
             Asset write-off                                                 --         259
   (Increase)/decrease in operating assets:
             Accounts receivable                                          4,085       2,711
             Inventories                                                 (1,320)     (1,368)
             Prepaid expenses and other current assets                      244      (1,211)
             Other assets                                                   269         (36)
   Increase/(decrease) in operating liabilities:
             Accounts payable                                            (1,013)       (104)
             Accrued expenses                                              (591)       (922)
                                                                       --------    --------

                 Net cash provided by/(used) in operating activities      3,504        (152)
                                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment - net                       (1,103)     (2,772)
                                                                       --------    --------

                 Net cash used in investing activities                   (1,103)     (2,772)
                                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt
     and capital lease liabilities                                       (1,279)     (1,506)
   Purchase of treasury stock                                            (1,492)     (1,056)
                                                                       --------    --------

                 Net cash used in financing activities                   (2,771)     (2,562)
                                                                       --------    --------

DECREASE IN CASH AND EQUIVALENTS                                           (370)     (5,486)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                               6,747      10,430
                                                                       --------    --------

CASH AND EQUIVALENTS AT END OF PERIOD                                  $  6,377    $  4,944
                                                                       ========    ========


SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
Cash paid during the period for:
Interest and gold consignment fees                                     $  1,079    $  1,219
Taxes                                                                  $    185    $     67

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED AUGUST 1, 1998
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (Information Subsequent to January 31, 1998 is Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     The unaudited interim consolidated condensed balance sheet as of August 1, 1998 and the unaudited consolidated condensed statements of operations for the six months ended August 1, 1998 and August 2, 1997, the unaudited consolidated statement of changes in stockholders' equity for the six months ended August 1, 1998, and the unaudited consolidated condensed statements of cash flows for the six months ended August 1, 1998 and August 2, 1997, and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the 1998 Annual Report to Stockholders of Michael Anthony Jewelers, Inc. (the "Company").

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED AUGUST 1, 1998
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (Information Subsequent to January 31, 1998 is Unaudited)

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

     The average price of gold in the current quarter was $296 per ounce as compared to $335 per ounce for the quarter ended August 2, 1997.

3.   INVENTORIES
     -----------

     Inventories consist of:
                                       August 1,           January 31,
                                         1998                 1998
                                        -------              -------
                                      (Unaudited)
                                               (In thousands)

               Finished goods           $36,683              $27,691
               Work in process           17,982               13,335
               Raw materials              4,901                5,095
                                        -------              -------
                                         59,566               46,121
               Less:
               Consigned gold            45,333               33,208
                                        -------              -------

                                        $14,233              $12,913
                                        =======              =======


     Inventories as of August 1, 1998 and January 31, 1998 excluded 156,900 and 108,900 ounces of gold on consignment, respectively.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED AUGUST 1, 1998
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (Information Subsequent to January 31, 1998 is Unaudited)


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

     As of September 1, 1998, the Company had purchased a total of 1,351,500 shares on the open market for an aggregate of approximately $3,700,000.

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (Information Subsequent to January 31, 1998 is Unaudited)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
------------------------------------------------
AUGUST 1, 1998 AND AUGUST 2, 1997
---------------------------------

Net sales for the three months ended August 1, 1998 were approximately $26,912,000, an increase of 19% from net sales of approximately $22,618,000 for the comparable period last year. Had it not been for the decrease in the average gold price, $296 versus last year's $335 an ounce, net sales would have increased $8,165,000 or 36%.

Gross profit margin increased to approximately 21.4% of net sales for the second quarter ended August 1, 1998, compared to approximately 16.1% for the comparable period last year. The increase in the gross profit margin as compared to the prior year was primarily due to the change in the lower average gold price as well as a change in the customer and product mix.

Selling, general and administrative expenses for the three months ended August 1, 1998 were approximately $5,686,000, a decrease of $159,000 or 3% from approximately $5,845,000 for the comparable period last year. As a percentage of net sales, adjusted for the gold price difference, selling and shipping expenses decreased to 18.5% for the three months ended August 1, 1998 from 25.8% for the comparable period of the prior year. The decrease is primarily attributable to decreases in (i) the provision for bad debts and (ii) costs related to a terminated merger negotiation in the three months ended August 2, 1997. These decreases were partially offset by increases in (i) advertising related expenses and (ii) product and packaging supplies. These increases were primarily due to the Company's increased sales volume.

Other income and interest income for the three months ended August 1, 1998 was approximately $96,000 a decrease of $660,000, compared to approximately $756,000 for the comparable period last year. The decrease was primarily due to a gain on the Company's sale of certain assets in May 1997.

Other expenses for the second quarter ended August 1, 1998 were approximately $508,000, a decrease of $143,000 or 22% compared to approximately $651,000 for the comparable period last year. Gold consignment fees decreased $105,000 primarily due to the lower average gold price. Interest expense decreased $37,000 due to the Company's principal payments on its long term debt.

As a result of the above factors the Company had a net loss for the second quarter ended August 1, 1998 of approximately $216,000 or $.03 per share on 7,148,000 weighted average shares outstanding, compared to a net loss of $1,267,000 or $.16 per share on 7,706,000 weighted average shares outstanding for the comparable period last year.

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (Information Subsequent to January 31, 1998 is Unaudited)

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
----------------------------------------------
AUGUST 1, 1998 AND AUGUST 2, 1997
---------------------------------

Net sales for the six months ended August 1, 1998 were approximately $57,344,000, an increase of 14% from net sales of approximately $50,224,000 for the comparable period last year. Had it not been for the decrease in the average gold price, $298 versus last year's $343 an ounce, net sales would have increased $12,406,000 or 25%.

Gross profit margin increased to approximately 21.4% of net sales for the six months ended August 1, 1998, compared to approximately 17.4% for the comparable period last year. The increase in the gross profit margin as compared to the prior year was primarily due to the change in the lower average gold price as well as a change in the customer and product mix.

Selling, general and administrative expenses for the six months ended August 1, 1998 were approximately $11,374,000, an increase of $277,000 or 3% from approximately $11,097,000 for the comparable period last year. The increase is primarily attributable to increases in (i) advertising related expenses and (ii) product and packaging supplies. These increases were primarily due to the Company's increased sales volume. The increases were partially offset by decreases in (i) the provision for bad debts and (ii) costs related to a terminated merger negotiation in the six months ended August 2, 1997. As a percentage of net sales, adjusted for the gold price difference, general and administrative expenses decreased to 18.2% for the six months ended August 1, 1998 from, 22.1% for the comparable period of the prior year.

Other income and interest income for the six months ended August 1, 1998 was approximately $192,000, a decrease of $713,000 compared to approximately $905,000 for the comparable period last year. The decrease was primarily due to a gain on the Company's sale of certain intangible assets in May 1997.

Other expenses for the six months ended August 1, 1998 were approximately $1,045,000, a decrease of $247,000 or 19% compared to approximately $1,292,000 for the comparable period last year. Interest expense decreased $142,000 due to the Company's principal payments on its long term debt. Gold consignment fees decreased $105,000 primarily due to the lower average gold price.

As a result of the above factors the Company had net income for the six months ended August 1, 1998 of approximately $18,000 or $.00 per share on 7,292,000 weighted average shares outstanding, compared to a net loss of $1,690,000 or $.22 per share on 7,787,000 weighted average shares outstanding for the comparable period last year.

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (Information Subsequent to January 31, 1998 is Unaudited)

Liquidity and Capital Resources
-------------------------------

The Company relies on a gold consignment program, short-term and long-term borrowings and internally generated funds to finance its operations. The Company fills most of its gold supply needs through gold consignment arrangements with the Gold Lenders. Under the terms of those arrangements, the Company is entitled to lease the lesser of (i) an aggregate of 166,000 ounces of fine gold or (ii) consigned gold with an aggregate value equal to $64,750,000. On August 10, 1998, the Company received approval from a new gold lender which is expected to increase the aggregate ounces of fine gold available to 191,000 ounces with an aggregate value of $70,000,000.

The consigned gold is secured by certain property of the Company including inventory and machinery and equipment. The Company pays the Gold Lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix. The Company believes that its financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to the Company. As of August 1, 1998, the Company held 156,900 ounces of gold on consignment with a market value of $45,333,000.

The consignment agreements contain certain restrictive covenants relating to net worth, working capital and other financial ratios and each of the agreements requires the Company to own a specific amount of gold at all times. At August 1, 1998, the Company was in compliance with the covenants in its consignment agreements and the Company's owned gold inventory was valued at approximately $2,381,000. Management believes that the supply of gold available through the Company's gold consignment arrangements, in conjunction with the Company's owned gold, is sufficient to meet the Company's requirements.

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

Liquidity and Capital Resources (Continued)
-------------------------------

While the Company believes its supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may result in reduced demand for the Company's products. From January 31, 1998 until August 1, 1998, the closing price of gold according to the Second London Gold Fix ranged from a low of $286 per ounce to a high of nearly $313 per ounce. There can be no assurances that fluctuations in the precious metals and credit markets would not result in an interruption of the Company's gold supply or the credit arrangements necessary to allow the Company to support its accounts receivable and continue the use of consigned gold.

In 1992, the Company issued $10,000,000 principal amount of senior secured notes with various insurance companies, which accrue interest at 8.61% per annum. In February 1995, the Company issued an additional $6,000,000 principal amount of senior secured notes with various insurance companies, which currently accrue interest at 8.19% per annum. The various insurance company lenders are collectively referred to as the "Senior Note Holders". These notes are secured by the Company's accounts receivable, machinery and equipment, inventory (secondary lien to the Gold Lenders) and proceeds. In addition, the note purchase agreements contain certain restrictive financial covenants and restrict the payment of dividends. At August 1, 1998, the Company was in compliance with the covenants and $10,444,000 of principal remained outstanding under the notes issued in 1992 and 1995.

In October 1995, the Company obtained a loan from a bank in the amount of $2,500,000. As collateral for the loan, the Company granted the bank a first mortgage on the Company's corporate headquarters. The mortgage has a ten-year term and interest on the mortgage accrues at 8% per annum. In addition, the mortgage contains certain restrictive financial covenants. At August 1, 1998, the Company was in compliance with the covenants and $2,228,000 of principal remained outstanding under the mortgage.

The Company has a line of credit arrangement with a commercial bank (the "Line of Credit"), under which the Company may borrow up to $15,000,000. The Line of Credit is secured by certain assets of the Company, including accounts receivable and inventory. As of August 1, 1998, there was no amount outstanding under the Line of Credit, due to seasonal borrowings. The Line of Credit currently expires on July 31, 1999, subject to annual renewal.

During the six months ended August 1, 1998, the Company provided $3,504,000 of cash from operations. The increase is primarily due to the decreased accounts receivable levels and prepaid expenses which was partially offset by a decrease in accounts payable. During the comparable period of the prior year, the Company used $152,000 of cash from operations, primarily due to higher inventory levels and increased prepaid expenses.

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (Information Subsequent to January 31, 1998 is Unaudited)

Liquidity And Capital Resources (Continued)
-------------------------------

Cash of $1,103,000 was used for investing activities as compared to $2,772,000 used during the comparable six-month period last year. The decrease is primarily due to the Company's decreased purchases of machinery and equipment.

Cash of $2,771,000 was used in financing activities during the six-month period, compared to $2,562,000 used for the comparable period of the prior year.

For the balance of fiscal 1999, the Company projects capital expenditures of approximately $400,000.

The Company believes that its long-term debt and existing lines of credit provide sufficient funding for the Company's operations. In the event that the Company requires additional financing during fiscal 1999, it will be necessary to fund this requirement through expanded credit facilities with its existing or other lenders. The Company believes that such additional financing can be arranged.

Year 2000 Compliance
--------------------

In 1997 the Company developed, as a strategic corporate goal, a project plan to address the Year 2000 issue and is making progress against that plan as reported monthly to the Company's Executive Management Committee. The project is staffed primarily with members of the Information Systems (IS) Department for coding, and outside consultants are used on an as-needed basis. Most Year 2000 efforts are being made through the use of internal resources or routine software upgrades provided by the Company's software vendors.

The Company anticipates maintaining its business application system hardware platform (primarily IBM AS/400's) but replacing or upgrading all affected software. Management expects that the Company will be fully Year 2000 compliant no later than August 1999. Total expenditures related to remediation, testing, conversion and updating system applications are expected to be approximately $310,000 of which approximately $145,000 has been expensed through August 1, 1998. The cost of the Year 2000 project is being expensed as incurred and is not expected to have a material adverse affect on the Company's results of operations, liquidity or capital resources.

The costs of the project and the date on which the Company plans to complete the Year 2000 compliance program are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from these estimates. Specific

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (Information Subsequent to January 31, 1998 is Unaudited)

Year 2000 Compliance (Continued)
--------------------

factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

Should the Company have a significant business application systems failure or not complete its Year 2000 project, computer related failures in a number of areas including, but not limited to, the failure of the Company's telecommunications, financial, manufacturing or distribution systems could result. The Company believes that the most significant impact would be a short delay in receiving gold shipments or shipping customer orders. The Company does not expect any material impact to operations or financial result from any minor delay.

The Company has recently begun examining its relationship with certain key customers and suppliers with whom it has significant business relationships to determine, to the extent practical, the degree that such parties' principal business application systems are Year 2000 compliant or their plans to attain Year 2000 readiness. To the extent the Company's key customers are not Year 2000 compliant before the end of 1999, such customers may lose EDI capabilities in January 2000. If EDI communications are no longer possible, the Company expects to use voice, facsimile, e-mail, or traditional mail communications in order to receive customer orders and process customer invoices. There can be no assurances that the systems of other companies on which the Company's systems rely will also be converted in a timely fashion, or that any such failure would not have an adverse effect on the Company's operations.

The predictions are based on Management's reasonable expectations, however, there can be no assurance that these estimates will be achieved. External Year 2000 readiness estimates are subject to greater uncertainty, as the results are outside the direct control of Management.

Forward Looking Statements
--------------------------

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include the words "believe," "expect," "plans" or similar words and are based in part on the Company's reasonable expectations and are subject to a number of factors and risks, many of which are beyond the Company's control. Actual results could differ materially from those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Year 2000 Compliance" as a result of any of the following factors:

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (Information Subsequent to January 31, 1998 is Unaudited)

Forward Looking Statements (Continued)
--------------------------

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Item 1 through Item 4

     Not applicable.


Item 6.
     (a)  Exhibits
          --------


          10.1       Letter dated June 18, 1998 among Registrant and Senior Note
                     Holders
          10.2       Promissory Note dated July 31, 1998 from Registrant to the
                     Chase Manhattan Bank
           27        Financial Data Schedule


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




                                           MICHAEL ANTHONY JEWELERS, INC.


Dated: September 14, 1998                  BY: /s/ ALLAN CORN
                                               ------------------------------
                                                   Allan Corn
                                                   Senior Vice President and
                                                   Chief Financial Officer

                                  EXHIBIT INDEX
                                       TO
                   FORM 10-Q FOR QUARTER ENDED AUGUST 1, 1998


   Exhibit No.                                                          Page No.
   -----------                                                          --------
       10.1       Letter dated June 18, 1998 among Registrant and          20
                  Senior Note Holders
       10.2       Promissory Note dated July 31, 1998 from Registrant      21
                  to the Chase Manhattan Bank
        27        Financial Data Schedule                                  27