Form 10-Q
period 1998-10-31
MICHAEL ANTHONY JEWELERS INC
filed 1998-12-11
CIK 799515

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter ended October 31, 1998

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
                                              ---    ---

            CLASS
            -----
                                                      Number of Shares
Common Stock, Par Value $.001                         Outstanding as of
                                                      December 4, 1998
                                                      ----------------
                                                           7,193,493

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                                               PAGE
                                                                                                               ----
PART I  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS
         Consolidated Condensed Balance Sheets,
           October 31, 1998 (Unaudited) and
             January 31, 1998................................................................................   3

         Consolidated Condensed Statements of Operations
           Nine-Month Period Ended
             October 31, 1998 and November 1, 1997 (Unaudited) ..............................................   4

         Consolidated Condensed Statement of Changes in
           Stockholders' Equity, Nine-Month Period Ended
             October 31, 1998 (Unaudited)....................................................................   5

         Consolidated Condensed Statements of Cash Flows,
           Nine-Month Period Ended
             October 31, 1998 and November 1, 1997 (Unaudited)...............................................   6

         Notes to Consolidated Condensed Financial
           Statements........................................................................................  7-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS...................................................................................... 10-16

PART II  OTHER INFORMATION:

         Item 1 Through Item 6 ..............................................................................   17

          Signature Page.....................................................................................   18

                         MICHAEL ANTHONY JEWELERS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       October 31,      January 31,
                                                                          1998             1998
                                                                       -----------      -----------
                                                                      (Unaudited)
ASSETS
------

CURRENT ASSETS:
     Cash and equivalents                                               $    249         $  6,747
     Accounts receivable:
        Trade (less allowances of $862 and $1,196, respectively)          38,263           22,234
        Other                                                                237               40
     Inventories                                                          15,735           12,913
     Income tax refundable                                                   742            1,667
     Prepaid expenses and other current assets                             1,433            1,640
     Deferred taxes                                                          720              720
                                                                        --------         --------

          Total current assets                                            57,379           45,961

PROPERTY, PLANT AND EQUIPMENT - net                                       17,129           18,045
INTANGIBLES - net                                                            434              584
OTHER ASSETS                                                                 654            1,054
                                                                        --------         --------

                                                                        $ 75,596         $ 65,644
                                                                        ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Accounts payable - trade                                           $  4,612         $  2,870
     Notes payable                                                         8,500                -
     Current portion of long-term debt
        and lease liability                                                2,382            1,446
     Accrued expenses                                                      6,228            4,385
                                                                        --------         --------

          Total current liabilities                                       21,722            8,701
                                                                        --------         --------

LONG-TERM DEBT                                                            10,417           12,617
                                                                        --------         --------
CAPITAL LEASE LIABILITY                                                       19              119
                                                                        --------         --------
DEFERRED TAXES                                                               818              818
                                                                        --------         --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock - par value $1.00 per share;
         1,000,000 shares authorized; none issued                              -                -
     Common stock - par value $.001 per share;
         20,000,000 shares authorized; 8,282,000
         shares issued and outstanding                                         8                8
     Additional paid-in capital                                           31,747           31,747
     Retained earnings                                                    14,675           13,484
     Treasury stock, 1,342,000 and 578,000 shares as of
         October 31, 1998 and  January 31, 1998, respectively             (3,810)          (1,850)
                                                                        --------         --------

               Total stockholders' equity                                 42,620           43,389
                                                                        --------         --------

                                                                        $ 75,596         $ 65,644
                                                                        ========         ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                            Three Months Ended                     Nine Months Ended
                                        -----------------------------       -----------------------------
                                        October 31,       November 1,       October 31,       November 1,
                                           1998               1997            1998              1997
                                        -----------       -----------       -----------       -----------

NET SALES                                $  43,758         $  41,753         $ 101,102         $  91,977

COST OF GOODS SOLD                          34,373            33,193            79,461            74,704
                                         ---------         ---------         ---------         ---------

     GROSS PROFIT ON SALES                   9,385             8,560            21,641            17,273

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                    6,949             6,233            18,323            17,330
                                         ---------         ---------         ---------         ---------

     OPERATING INCOME/(LOSS)                 2,436             2,327             3,318               (57)

OTHER INCOME/(EXPENSES):
     Gold consignment fee                     (344)             (378)             (846)             (985)
     Interest expense                         (283)             (363)             (826)           (1,048)
     Interest income                            52                31               211               269
     Other income                               31                19                64               686
                                         ---------         ---------         ---------         ---------

     Total Other (Expense)/Income             (544)             (691)           (1,397)           (1,078)
                                         ---------         ---------         ---------         ---------

INCOME/(LOSS) BEFORE INCOME
 TAXES                                       1,892             1,636             1,921            (1,135)

INCOME TAX PROVISION/(BENEFIT)                 719               650               730              (431)
                                         ---------         ---------         ---------         ---------

     NET INCOME/(LOSS)                   $   1,173         $     986         $   1,191         $    (704)
                                         =========         =========         =========         =========

EARNINGS/(LOSS) PER SHARE
   - BASIC AND DILUTED                   $    0.17         $    0.13         $    0.17         $    (.09)
                                         =========         =========         =========         =========

WEIGHTED AVERAGE NUMBER
   OF SHARES                                 6,984             7,706             7,190             7,758
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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)






                                     Common Stock         Additional                         Treasury Stock
                                ----------------------      Paid-In       Retained      -----------------------
                                 Shares        Dollars      Capital       Earnings       Shares         Dollars        Total
                                --------      --------      --------      --------      --------       --------       --------
Balance -
  January 31, 1998                 8,282      $      8      $ 31,747      $ 13,484          (578)      $ (1,850)      $ 43,389
Purchase of treasury stock             -             -             -             -          (764)        (1,960)        (1,960)
Net income                             -             -             -         1,191             -              -          1,191
                                --------      --------      --------      --------      --------       --------       --------
Balance -
 October 31, 1998                  8,282      $      8      $ 31,747      $ 14,675        (1,342)      $ (3,810)      $ 42,620
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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                        Nine Months Ended
                                                                   ----------------------------
                                                                   October 31,      November 1,
                                                                      1998             1997
                                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss)                                                $  1,191         $   (704)
   Adjustments to reconcile net income/(loss)
     to net cash used in operating activities:
             Depreciation and amortization                             2,674            2,896
             Provision for accounts receivable                           111              132
             Provision for sales returns                                   -             (268)
             Asset write-off                                               -              259
   (Increase)/decrease in operating assets:
             Accounts receivable                                     (16,337)         (15,236)
             Inventories                                              (2,822)            (972)
             Prepaid expenses and other current assets                 1,132             (330)
             Other assets                                                400               19
   Increase in operating liabilities:
             Accounts payable                                          1,742               15
             Accrued expenses                                          1,843            1,250
                                                                    --------         --------

                   Net cash used in operating activities             (10,066)         (12,939)
                                                                    --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment - net                    (1,608)          (3,669)
                                                                    --------         --------

                   Net cash used in investing activities              (1,608)          (3,669)
                                                                    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt
     and capital lease liabilities                                    (1,364)          (1,666)
   Purchase of treasury stock                                         (1,960)          (1,056)
   Proceeds from line of credit                                        8,500            8,900
                                                                    --------         --------

                   Net cash provided by financing activities           5,176            6,178
                                                                    --------         --------

DECREASE IN CASH AND EQUIVALENTS                                      (6,498)         (10,430)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                            6,747           10,430
                                                                    --------         --------

CASH AND EQUIVALENTS AT END OF PERIOD                               $    249         $      0
                                                                    ========         ========


SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
Cash paid during the period for:
Interest and gold consignment fees                                  $  1,758         $  1,956
Taxes                                                               $    185         $     67



The accompanying notes are an integral part of these consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR QUARTER ENDED OCTOBER 31, 1998
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 31, 1998 IS UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     The unaudited interim consolidated condensed balance sheet as of October 31, 1998 and the unaudited consolidated condensed statements of operations for the nine months ended October 31, 1998 and November 1, 1997, the unaudited consolidated statement of changes in stockholders' equity for the nine months ended October 31, 1998, and the unaudited consolidated condensed statements of cash flows for the nine months ended October 31, 1998 and November 1, 1997, and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the 1998 Annual Report to Stockholders of Michael Anthony Jewelers, Inc. (the "Company").

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR QUARTER ENDED OCTOBER 31, 1998
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 31, 1998 IS UNAUDITED)

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

     The average price of gold in the current quarter was $299 per ounce as compared to $327 per ounce for the quarter ended November 1, 1997.

3.   INVENTORIES
     -----------

     Inventories consist of:

                                                     October 31,                January 31,
                                                        1998                       1998
                                                       -------                   -------
                                                     (Unaudited)
                                                                 (In thousands)

               Finished goods                          $35,650                   $27,691
               Work in process                          20,648                    13,335
               Raw materials                             6,459                     5,095
                                                       -------                   -------
                                                        62,757                    46,121
               Less:
               Consigned gold                           47,022                    33,208
                                                       -------                   -------

                                                       $15,735                   $12,913
                                                       =======                   =======


     Inventories as of October 31, 1998 and January 31, 1998 excluded approximately 159,800 and 108,900 ounces of gold on consignment, respectively.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR QUARTER ENDED OCTOBER 31, 1998
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 31, 1998 IS UNAUDITED)


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

     As of December 4, 1998, the Company had purchased a total of 1,392,000 shares on the open market for an aggregate of approximately $3,960,000.

ITEM 2          MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 31, 1998 IS UNAUDITED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
------------------------------------------------
OCTOBER 31, 1998 AND NOVEMBER 1, 1997
-------------------------------------

Net sales for the three months ended October 31, 1998 were approximately $43,758,000, an increase of 5% from net sales of approximately $41,753,000 for the comparable period last year. Had it not been for the decrease in the average gold price, $299 versus last year's $327 an ounce, net sales would have increased $5,878,000 or 14%.

Gross profit margin increased to approximately 21.5% of net sales for the third quarter ended October 31, 1998, compared to approximately 20.5% for the comparable period last year. The increase in the gross profit margin as compared to the prior year was primarily due to the change in the lower average gold price as well as a change in the customer and product mix.

Selling, general and administrative expenses for the three months ended October 31, 1998 were approximately $6,949,000, an increase of $716,000 or 11% from approximately $6,233,000 for the comparable period last year. The increase is primarily attributable to increases in (i) advertising related expenses, (ii) payroll and payroll related expenses and (iii) product and packaging supplies. These increases were primarily due to the Company's increased sales volume. These increases were partially offset by a decrease in royalty and licensing fees. As a percentage of net sales, adjusted for the gold price difference, selling and shipping expenses decreased to 14.6% for the three months ended October 31, 1998 from 14.9% for the comparable period of the prior year.

Other expenses for the three months ended October 31, 1998 were approximately $544,000 a decrease of $147,000, compared to approximately $691,000 for the comparable period last year. Interest expense decreased $80,000 due to the Company's principal payments on its long term debt. Gold consignment fees decreased $34,000 primarily due to both a lower average gold price and lower inventory consignment levels.

As a result of the above factors the Company had net income for the three months ended October 31, 1998 of approximately $1,173,000 or $.17 per share on 6,984,000 weighted average shares outstanding, compared to $986,000 or $.13 per share on 7,706,000 weighted average shares outstanding for the comparable period last year.

ITEM 2         MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 31, 1998 IS UNAUDITED)

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
-----------------------------------------------
OCTOBER 31, 1998 AND NOVEMBER 1, 1997
-------------------------------------

Net sales for the nine months ended October 31, 1998 were approximately $101,102,000, an increase of 10% from net sales of approximately $91,977,000 for the comparable period last year. Had it not been for the decrease in the average gold price, $301 versus last year's $341 an ounce, net sales would have increased $17,044,000 or 19%.

Gross profit margin increased to approximately 21.4% of net sales for the nine months ended October 31, 1998, compared to approximately 18.8% for the comparable period last year. The increase in the gross profit margin as compared to the prior year was primarily due to the change in the lower average gold price as well as a change in the customer and product mix.

Selling, general and administrative expenses for the nine months ended October 31, 1998 were approximately $18,323,000, an increase of $993,000 or 6% from approximately $17,330,000 for the comparable period last year. The increase is primarily attributable to increases in (i) advertising related expenses, (ii) payroll and payroll related expenses and (iii) product and packaging supplies. These increases were primarily due to the Company's increased sales volume. The increases were partially offset by decreases in (i) royalty and licensing fees,
(ii) costs related to a terminated merger negotiation in the nine months ended November 1, 1997 and (iii) software development costs. As a percentage of net sales, adjusted for the gold price difference, general and administrative expenses decreased to 16.8% for the nine months ended October 31, 1998 from, 18.8% for the comparable period of the prior year.

Other income and interest income for the nine months ended October 31, 1998 was approximately $275,000, a decrease of $680,000 compared to approximately $955,000 for the comparable period last year. The decrease was primarily due to a gain of $625,000 on the Company's sale of certain assets in May 1997.

Other expenses for the nine months ended October 31, 1998 were approximately $1,672,000, a decrease of $361,000 or 18% compared to approximately $2,033,000 for the comparable period last year. Interest expense decreased $222,000 due to the Company's principal payments on its long term debt. Gold consignment fees decreased $139,000 primarily due both a lower average gold price and lower inventory consignment levels.

As a result of the above factors the Company had net income for the nine months ended October 31, 1998 of approximately $1,191,000 or $.17 per share on 7,190,000 weighted average shares outstanding, compared to a net loss of $704,000 or $.09 per share on 7,758,000 weighted average shares outstanding for the comparable period last year.

ITEM 2          MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 31, 1998 IS UNAUDITED)

Liquidity and Capital Resources
-------------------------------

The Company relies on a gold consignment program, short-term and long-term borrowings and internally generated funds to finance its operations. The Company fills most of its gold supply needs through gold consignment arrangements with the Gold Lenders. Under the terms of those arrangements, the Company is entitled to lease the lesser of (i) an aggregate of 166,000 ounces of fine gold or (ii) consigned gold with an aggregate value equal to $64,750,000. On October 23, 1998, the Company added a new gold lender which increased the aggregate ounces of fine gold available to 191,000 ounces with an aggregate value of $73,500,000.

The consigned gold is secured by certain property of the Company including inventory and machinery and equipment. The Company pays the Gold Lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix. The Company believes that its financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to the Company. As of October 31, 1998, the Company held 159,800 ounces of gold on consignment with a market value of $47,022,000.

The consignment agreements contain certain restrictive covenants relating to net worth, working capital and other financial ratios and each of the agreements requires the Company to own a specific amount of gold at all times. At October 31, 1998, the Company was in compliance with the covenants in its consignment agreements and the Company's owned gold inventory was valued at approximately $5,373,000. Management believes that the supply of gold available through the Company's gold consignment arrangements, in conjunction with the Company's owned gold, is sufficient to meet the Company's requirements.

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

Liquidity and Capital Resources (Continued)
-------------------------------

While the Company believes its supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may result in reduced demand for the Company's products. From January 31, 1998 until October 31, 1998, the closing price of gold according to the Second London Gold Fix ranged from a low of $274 per ounce to a high of nearly $313 per ounce. There can be no assurances that fluctuations in the precious metals and credit markets would not result in an interruption of the Company's gold supply or the credit arrangements necessary to allow the Company to support its accounts receivable and continue the use of consigned gold.

In 1992, the Company issued $10,000,000 principal amount of senior secured notes with various insurance companies, which accrue interest at 8.61% per annum. In February 1995, the Company issued an additional $6,000,000 principal amount of senior secured notes with various insurance companies, which currently accrue interest at 8.19% per annum. The various insurance company lenders are collectively referred to as the "Senior Note Holders". These notes are secured by the Company's accounts receivable, machinery and equipment, inventory (secondary lien to the Gold Lenders) and proceeds. In addition, the note purchase agreements contain certain restrictive financial covenants and restrict the payment of dividends. At October 31, 1998, the Company was in compliance with the covenants and $10,444,000 of principal remained outstanding under the notes issued in 1992 and 1995.

In October 1995, the Company obtained a loan from a bank in the amount of $2,500,000. As collateral for the loan, the Company granted the bank a first mortgage on the Company's corporate headquarters. The mortgage has a ten-year term and interest on the mortgage accrues at 8% per annum. In addition, the mortgage contains certain restrictive financial covenants. At October 31, 1998, the Company was in compliance with the covenants and $2,201,000 of principal remained outstanding under the mortgage.

The Company has a line of credit arrangement with a commercial bank (the "Line of Credit"), under which the Company may borrow up to $15,000,000. The Line of Credit is secured by certain assets of the Company, including accounts receivable and inventory. As of October 31, 1998, there was a total of $13,500,000 outstanding under the Line of Credit, comprised of $8,500,000 outstanding under the Line of Credit and $5,000,000 outstanding under a Letter of Credit, due to seasonal borrowings. The Line of Credit currently expires on July 31, 1999, subject to annual renewal. As of December 4, 1998, there was $9,000,000 outstanding under the Line of Credit and no amount outstanding under the Letter of Credit.

During the nine months ended October 31, 1998, the Company used $10,066,000 of cash from operations. The decrease is primarily due to the decreased levels of accounts receivable and inventory which were partially offset by an increase in accounts payable and accrued expenses. During the comparable period of the prior year, the Company used $12,939,000 of cash from operations, primarily due to higher inventory levels and increased prepaid expenses.

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 31, 1998 IS UNAUDITED)

Liquidity and Capital Resources (Continued)
-------------------------------

Cash of $1,608,000 was used for investing activities as compared to $3,669,000 used during the comparable nine-month period last year. The decrease is primarily due to the Company's decreased purchases of machinery and equipment.

Cash of $5,176,000 was provided by financing activities during the nine-month period, compared to $6,178,000 used for the comparable period of the prior year.

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

The Company currently is in discussion with a new lender to refinance its long term debt on terms more favorable to the Company than those with the Senior Note Holders. It is expected that such refinancing would close in January 1999.

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

The Company anticipates maintaining its business application system hardware platform (primarily IBM AS/400's) but replacing or upgrading all affected software. Management expects that the Company will be fully Year 2000 compliant no later than August 1999. Total expenditures related to remediation, testing, conversion and updating system applications are expected to be approximately $310,000 of which approximately $145,000 has been expensed through October 31, 1998. The cost of the Year 2000 project is being expensed as incurred and is not expected to have a material adverse affect on the Company's results of operations, liquidity or capital resources.

ITEM 2          MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 31, 1998 IS UNAUDITED)

Year 2000 Compliance (Continued)
--------------------

The costs of the project and the date on which the Company plans to complete the Year 2000 compliance program are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

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

The Company has recently begun examining its relationship with certain key customers and suppliers with whom it has significant business relationships to determine, to the extent practical, the degree that such parties' principal business application systems are Year 2000 compliant or their plans to attain Year 2000 readiness. To the extent the Company's key customers are not Year 2000 compliant before the end of 1999, such customers may lose EDI capabilities in January 2000. If EDI communications are no longer possible, the Company expects to use voice, facsimile, e-mail, or traditional mail communications in order to receive customer orders and process customer invoices. In addition, the Company has implemented a program to determine the Year 2000 compliance status of its material vendors, suppliers, service providers and customers, and based on currently available information does not anticipate any material impact to the Company based on the failure of such third parties to be Year 2000 compliant. However, the process of evaluating the Year 2000 compliance status of material third parties is continually ongoing and, therefore, no guaranty or warranty can be made as to such third parties' future compliance status and its potential effect on the Company. There can be no assurances that the systems of other companies on which the Company's systems rely will also be converted in a timely fashion, or that any such failure would not have an adverse effect on the Company's operations.

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

New Accounting Standards
------------------------

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


New Accounting Standards (Continued)
------------------------

The Financial Accounting Standards Board issued SFAS No. 132, "Employer's Disclosure about Pensions and Other Post Retirement Benefits" which will be effective for the 1999 financial statements. SFAS No. 132 will require new disclosures related to any changes in the defined contribution plan, including a description of the nature and effect of any significant changes during the year affecting comparability, such as a change in the rate of employer contributions, a business combination, or divestiture.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging periods. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not analyzed the effect of adopting the statement.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Item 1 through Item 4

     Not applicable.


Item 6.
     (a)  Exhibits
          --------


          10.1 Consignment Agreement dated as of October 23, 1998 between Registrant and Paribas

          10.2 Fifth Amendment to Amended and Restated Security Agreement dated as of October 23, 1998 between Registrant, the Gold Lenders and BankBoston

          10.3 Sixth Amendment to Amended and Restated Intercreditor Agreement dated as of October 23, 1998 among the Registrant, its Gold Lenders, the Insurance Companies and Chase Bank

           27             Financial Data Schedule


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




                                        MICHAEL ANTHONY JEWELERS, INC.


Dated: December 4, 1998                 By:  /s/ Allan Corn
                                        -----------------------------------
                                        Allan Corn
                                        Senior Vice President and
                                        Chief Financial Officer

                                  EXHIBIT INDEX
                                       TO
                  FORM 10-Q FOR QUARTER ENDED OCTOBER 31, 1998


   Exhibit No.                                                                          Page No.
   -----------                                                                          --------
       10.1         Consignment Agreement dated as of October 23, 1998 between             21
                    Registrant and Paribas

       10.2         Fifth Amendment to Amended and Restated Security Agreement             45
                    dated as of October 23, 1998 between  Registrant, the Gold
                    Lenders and BankBoston

       10.3         Sixth Amendment to Amended and Restated Intercreditor                  50
                    Agreement dated as of Octber 23, 1998 among the Registrant, its Gold Lenders, the Insurance Lenders and Chase Bank

        27          Financial Data Schedule                                                58