Form 10-Q/A
period 1998-10-31
MICHAEL ANTHONY JEWELERS INC
filed 1998-12-16
CIK 799515

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

           Class
           -----
                                                        Number of Shares
Common Stock, Par Value $.001                          Outstanding as of
                                                        December 4, 1998
                                                        ----------------
                                                            6,865,893

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             MICHAEL ANTHONY JEWELERS, INC.


Dated: December 15, 1998                     By \s\: Allan Corn
                                              -------------------------------
                                             Allan Corn
                                             Senior Vice President and
                                             Chief Financial Officer