Form 10-K405
period 1999-01-30
MICHAEL ANTHONY JEWELERS INC
filed 1999-04-28
CIK 799515

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal year ended
                                January 30, 1999
                            Commission File Number:
                                     015230

                         MICHAEL ANTHONY JEWELERS, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                 DELAWARE                                         132910285
      (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                         Identification No.)
       115 SOUTH MACQUESTEN PARKWAY
          MOUNT VERNON, NEW YORK                                    10550
 (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (914) 699-0000
                 ---------------------------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, PAR VALUE $.001

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes X     No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     As of April 9, 1999, there were 6,831,223 shares outstanding of Michael Anthony's common stock.

     The aggregate market value of common stock held by nonaffiliates at April 9, 1999 was $14,318,884. For purposes of this calculation, affiliates includes Michael Anthony's executive officers and directors.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

         Michael Anthony Jewelers, Inc. ("Michael Anthony") is a leading designer, marketer and manufacturer of affordable fine jewelry in the United States. We sell our jewelry directly to jewelry chain stores, discount stores, department stores, television home shopping networks, catalogue retailers, and wholesalers. Our jewelry is targeted towards the middle market, which generally retails between $20 and $200 and between $300 and $1,200 for watches. Our products include rope chain, bracelets, charms, pendants, earrings, rings and watches. Our products are sold in over 20,000 retail locations nationwide.

         Michael Anthony was organized as a Delaware corporation in 1986 and is the successor to Michael Anthony Jewelers, Inc., a New York corporation, organized in 1977.

CHANGE IN FISCAL YEAR

         On November 3, 1994, Michael Anthony's Board of Directors approved a change in the fiscal year end from June 30th to a fiscal year ending on the last Saturday in January, effective for the seven month period ended January 28, 1995. During fiscal 1997, Michael Anthony changed its fiscal year end from the last Saturday in January to the Saturday closest to the end of January, effective with the fiscal year ended February 1, 1997. Fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997 were comprised of 52, 52 and 53 weeks, respectively.

         As used throughout this document, (a) fiscal 1999 refers to the fiscal year ended January 30, 1999, (b) fiscal 1998 refers to the fiscal year ended January 31, 1998 and (c) fiscal 1997 refers to the fiscal year ended February 1, 1997.

PRODUCT LINES

         Michael Anthony offers a broad selection of handcrafted gold and silver jewelry. Many of our products carry the "Ma" trademark, which has become widely recognized in the jewelry industry and with certain consumers. Michael Anthony manufactures an extensive selection of casted gold charms and pendants including religious symbols; popular sayings; sport themes and team logos; animal motifs; nautical, seashore, western, musical, zodiac and other thematic figures; initials; and abstract artistic creations. We also manufacture a line of men's and ladies' 14 karat gold watches under the "Michael Anthony" brand name.

         Through our M.A.J. manufacturing division, we manufacture gold rope chain and gold locks, and design gold tubing and bangle blanks used in the production of bangle bracelets. Through our M.A.E. manufacturing division, we manufacture gold earrings and certain jewelry components.

         The table below sets forth the approximate percentage of (a) sales and
(b) kilograms shipped in fiscal years 1999, 1998 and 1997, respectively, attributable to each of Michael Anthony's product categories.

                          ------------------------- --------------------------- -------------------------
                                   Fiscal                     Fiscal                     Fiscal
                                    1999                       1998                       1997
                          ------------------------- --------------------------- -------------------------
                            % of         % of          % of          % of         % of         % of
                            Sales      Kilograms       Sales       Kilograms      Sales      Kilograms
                                        Shipped                     Shipped                   Shipped
------------------------- ---------- -------------- ------------ -------------- ---------- --------------
Charms/Pendants              39           36            42            34           44           37
------------------------- ---------- -------------- ------------ -------------- ---------- --------------
Chains                       37           44            42            51           43           50
------------------------- ---------- -------------- ------------ -------------- ---------- --------------
Earrings                      8            7             6             5            5            4
------------------------- ---------- -------------- ------------ -------------- ---------- --------------
Other items                  16           13            10            10            8            9
------------------------- ---------- -------------- ------------ -------------- ---------- --------------

         Michael Anthony's jewelry line includes licensed products that we manufacture through licensing arrangements with, for example, Warner Bros., Inc. (licensors of Looney Tunes(R) characters), National Football League Properties, Inc., Major League Baseball Properties, Inc., NBA Properties, Inc., NHL Enterprises, Inc., United Features Syndicate (Peanuts(R)), Playboy Enterprises, Inc., Cathy(R) and many nationally recognized colleges, including the University of Notre Dame and the University of Florida. Michael Anthony manufactures jewelry products, particularly charms, pendants and pins, depicting the popular logos and symbols associated with these licensors. Michael Anthony pays each of these licensors a royalty ranging from 6% to 12% on sales of the licensed products. During the fiscal year ended January 30, 1999, Michael Anthony's licensed products represented approximately 7% of our net sales.

         Michael Anthony maintains an in-house design staff which utilizes CAD/CAM (computer aided design/computer aided manufacturing) technology to enhance our design, modeling and production capabilities. The equipment is utilized for the design of Michael Anthony's new products and for modifying the scale of existing designs whenever possible. Michael Anthony obtains proprietary protection for its products and designs. Michael Anthony updates its product catalogue periodically by adding new designs and eliminating less popular styles. Items removed from the current catalogue generally remain available on a special order basis.

         We believe that our future success will depend, in part, on our ability to enhance existing product lines and develop new styles and products to meet an expanding range of customer requirements. As of April 9, 1999, our product development staff consisted of 17 full time employees. Product development expenses for fiscal 1999 were approximately $874,000. We anticipate that we will continue to commit substantial resources to product development. We capitalize 50% of all product development costs and amortize the costs over two years.

MANUFACTURING PROCESS

                  Our manufacturing facility is located in Mount Vernon, New York. We utilize manufacturing processes that combine modern technology and mechanization with hand craftsmanship to produce fashionable and affordable gold jewelry. Our manufacturing processes include:

         (a) the casting (or lost wax) method, which is a long-standing jewelry manufacturing process;

         (b) a photo etching process, which has allowed Michael Anthony to enter the lower priced segment of the market through production of ultra light weight products; and

         (c) the diamond cut process, which produces a sparkling effect on a finished piece of gold jewelry.

                  The machinery on which we manufacture our rope chain products can operate up to 24 hours a day and requires minimal direct labor. This has enabled us to become one of the lowest cost producers of rope chain in the World.

                  During fiscal 1999, Michael Anthony manufactured approximately 93.5% of its products from gold bullion and other raw materials and purchased approximately 6.5% of its product as semi-finished or finished goods. Michael Anthony does not believe the loss of any supplier would have a material adverse effect on its business. Alternative sources of supply for the goods purchased by Michael Anthony are readily available.

OPEN ORDERS

                  Orders from our retail customers typically have shipment dates that range from 24 hours to 60 days. Substantially all of our wholesale customers' orders are for immediate shipment and generally are shipped within 7 days of receipt. As of April 9, 1999, the aggregate dollar value of orders was approximately $5,800,000. We expect that substantially all of the current orders will be shipped in the next 45 days. We do not believe that open orders are indicative of our future results of operations, as open orders as of any given date are not necessarily indicative of sales trends.

MARKETING AND SALES

                  We market and sell our jewelry primarily through our in-house sales force. Sales are made by our sales personnel primarily at our showroom in Mount Vernon, New York and direct presentations at customers' locations. Products are promoted through the use of catalogues, advertisements in trade publications, trade show exhibitions and cooperative advertising allowances with certain customers.

                  Our marketing strategy includes a campaign to increase brand recognition of the "Michael Anthony" name. This campaign includes advertising in consumer magazines and a specially selected and packaged line of karat gold jewelry, including watches, sold by Michael Anthony to certain retailers under the "Michael Anthony" name. We believe that there is growing brand recognition of the "Michael Anthony" name and the "Ma" trademark with consumers and that this recognition has enhanced sales of our products.

To better meet our customers' needs, we have a wide range of customer service programs:

         - inventory management assistance through electronic data interchange;

         -        customized packaging and bar coding;

         -        computerized analysis of sales and marketing trends.

                  Our vertical integration and customer service programs enable us to be responsive to our customers' needs. We manufacture and deliver most orders on a timely and more cost-effective basis than many of our competitors.

                  Our jewelry is sold primarily to jewelry chain stores, discount stores, department stores, television home shopping networks, catalogue retailers and wholesalers. We assist our customers in allocating their purchasing budget among the items in the various product lines. We advise them of items having higher consumer demand as determined by Michael Anthony's computerized market analysis. Prices vary on the basis of service required by customers. We ship our products in bulk to wholesale distributors. For certain retail chains, such as Sterling, Inc. (a division of Signet Group PLC and the owner of Kay Jewelers and J.B. Robinson Jewelers), Wal*Mart, J.C. Penney, Zales and Kmart, we prepackage and price tag most items. We then ship an order of many different items to distribution centers and stores in the chain. We provide additional services to certain customers to meet their specific marketing needs, such as tagging, boxing and point-of-sale displays.

                  We also ship our jewelry to a limited number of customers on a consignment basis. Through these arrangements, we deliver our products on consignment, and upon sale, the customer pays Michael Anthony for the consigned merchandise. Consigned merchandise is subject to the Company's own consignment arrangements with its gold lenders. See Item 1. "Business - Supply; Related Financing Arrangements" and Item 7. "Management's Discussion And Analysis Of Financial Condition And Results of Operations - Liquidity and Capital Resources."

                  During the fiscal year ended January 30, 1999, sales to the five largest of Michael Anthony's customers totaled approximately 51% of total net sales. Our two largest customers were J.C. Penney and Sterling, Inc., accounting for approximately 13% and 11%, respectively, of net sales. Except for certain retail customers, Michael Anthony generally has no long-term contractual commitments with any of our customers. None of Michael Anthony's customers are prohibited from purchasing products from our competitors.

                  We reduce gross sales by the amount of returns and discounts to determine net sales each month. Each month we establish a reserve for returns based on our historical experience, the amount of gross sales and the customer base. The total of actual returns and the provision for the returns reserve amounted to approximately 13% of gross sales in fiscal 1999, 12% of gross sales in fiscal 1998 and 13% of gross sales in fiscal 1997. For further information regarding the reserve for returns, see Note 1 - Notes to Consolidated Financial Statements.

                  If we lose one or more of our top customers or if any of them reduce, delay or cancel orders, return significant amounts of product or experience financial difficulties that result in their inability to pay, it could have a material adverse effect on our business, operating results and financial condition.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

                  We use Italian-made machinery, together with acquired proprietary knowledge, to manufacture our rope chain products. Michael Anthony maintains certain trademarks and generally applies for copyrights covering the design of certain of our products. The level of protection available for our proprietary designs and products varies depending on a number of factors, including the distinctiveness of the product and originality of design. Our patents, trademarks and copyrights may not prevent competitors from producing products that are substantially similar to those of Michael Anthony. See Item 1. "Business - Product Lines."

                  Michael Anthony seeks to avoid disclosure of its trade secrets, and requires those people with access to our proprietary information to sign confidentiality agreements. Access to our systems is also restricted.

                  Despite Michael Anthony's efforts to protect our trademarks, copyrights and other proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that Michael Anthony considers confidential. Policing unauthorized use of Michael Anthony's intellectual property rights is difficult. We take appropriate action whenever we discover unauthorized use of our trademarks or if any of our copyrighted designs have been copied. Knockoffs and counterfeit products are a persistent problem in the jewelry industry. The laws of many countries do not protect our intellectual property rights to the same extent as the laws of the United States. There can be no assurance, that even if Michael Anthony's means of protecting our intellectual property and other proprietary rights were successful, our competitors may not independently develop similar products.

                  We do not believe that our products or processes infringe the proprietary rights of any third parties. There can be no assurance that third parties will not claim infringement with respect to existing or future products or processes. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require Michael Anthony to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to Michael Anthony or at all, which could have a material adverse effect on Michael Anthony's business, operating results and financial condition.

COMPETITION

                  The jewelry industry is highly competitive, both in the United States and on a global basis. Michael Anthony encounters competition primarily from manufacturers with national and international distribution capabilities and, to a lesser extent, from small regional suppliers of jewelry. We believe we are well positioned in the industry. Our reputation is for responsive customer service, high quality and well designed jewelry with broad consumer appeal.

                  The principal competitive factors in the industry are price, quality, design and customer service. Our specialized customer service programs are important competitive factors in sales to nontraditional jewelry retailers, including television shopping networks and discount merchandisers. The recent trend towards consolidation at the retail level in the jewelry industry and low labor costs outside of the United States may increase the level of competition facing Michael Anthony. There can be no assurance that Michael Anthony will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not have a material adverse effect on our business, operating results and financial condition.

SEASONAL NATURE OF BUSINESS


                  Our business is seasonal in nature. Presented below are our net sales for each quarter of fiscal 1999, fiscal 1998 and fiscal 1997:

                                                                             NET
                                                                            SALES
                                                                      ----------------               % OF
                                                                      ($ IN THOUSANDS)             NET SALES
                                                                      ----------------            -----------

Fiscal 1999 Ended January 30, 1999
     First Quarter                                                           $30,432                     22%
     Second Quarter                                                          $26,912                     20%
     Third Quarter                                                           $43,758                     32%
     Fourth Quarter                                                          $35,907                     26%
Fiscal 1998 Ended January 31, 1998
     First Quarter                                                           $27,606                     21%
     Second Quarter                                                          $22,618                     17%
     Third Quarter                                                           $41,753                     32%
     Fourth Quarter                                                          $37,972                     30%
Fiscal 1997 Ended February 1, 1997
     First Quarter                                                           $29,203                     19%
     Second Quarter                                                          $27,706                     18%
     Third Quarter                                                           $48,772                     33%
     Fourth Quarter                                                          $44,948                     30%

                  Michael Anthony has experienced a seasonal pattern in its operating results with the third and fourth quarters typically having the highest sales. This fluctuation is mitigated to a degree by the early placement of orders by many of our customers, particularly for the Christmas holiday season. In addition, we market holiday and seasonal products year round for such occasions as Mother's Day, Valentine's Day, Father's Day, religious holidays and school graduations.

SUPPLY; RELATED FINANCING ARRANGEMENTS

                  Gold used in the manufacturing process is at least .995 fine and is then combined with other metals to produce 14 karat and 10 karat gold. The term "karat" refers to the gold content of alloyed gold, measured from a maximum of 24 karats (100% fine gold). Varying quantities of metals such as silver, copper, nickel and zinc are combined with fine gold to produce 14 karat gold of different colors. These alloys are in abundant supply and are readily available to Michael Anthony.

                  Michael Anthony uses gold consignment arrangements with the gold lenders to supply substantially all of its gold needs. See Item 7. "Management's Discussion And Analysis And Financial Condition And Results Of Operations-Liquidity and Capital Resources".

INSURANCE

                  We maintain primary all-risk insurance, with limits in excess of our current inventory levels (including consigned gold), to cover thefts and damage to inventory located on our premises and insurance on Michael Anthony goods in transit. We also maintain insurance covering theft and damage to inventory at our suppliers' locations. The amount of coverage available under such policies is limited and may vary by location, but generally is in excess of the value of the gold held by a particular supplier. Additional insurance coverage is provided by some of Michael Anthony's suppliers. We also maintain fidelity insurance, which is insurance providing coverage against theft or embezzlement by our employees.

EMPLOYEES

                  As of January 30, 1999, we employed 683 persons, 560 of which were directly engaged in manufacturing and distribution operations, with the remaining 123 employees engaged in administration and sales. None of our employees are represented by a union and we have not experienced any labor-related work stoppage. We place a heavy emphasis on employee relations through educational and training programs and employee teams. We consider our relations with our employees to be good. We believe there is an adequate pool of labor available to satisfy our foreseeable hiring needs for our sales, manufacturing and distribution operations.

ENVIRONMENTAL MATTERS

                  Extensive environmental laws and regulations and various other federal, state and local laws and regulations regarding health and safety matters affect our operations. Since our manufacturing operations routinely use materials regulated by the environmental laws we may incur material liabilities if any claims are brought against us in connection with these operations. We have taken steps to reduce the environmental risks associated with our operations and believe that we are currently in substantial compliance with all environmental laws.

ACQUISITIONS

                  Although we intend to continue to aggressively market our gold jewelry product lines to our existing customer base, we believe there are opportunities to increase sales by expanding our customer base and exploring product lines that may utilize diamonds or colored stones, which are precious, semiprecious or synthetic. As part of our strategy to increase sales to new and existing customers, in 1994 and 1995 we acquired two small jewelry manufacturers. As a result of these acquisitions, we increased our market share with an existing customer and added new customers. We plan to pursue our long term growth strategy, that may include the acquisition of one or more additional companies that manufacture and distribute jewelry products.

ITEM 2.   PROPERTIES.

                  Our manufacturing and distribution facilities are located in three adjacent buildings in Mount Vernon, New York having a total of approximately 74,000 square feet. We lease the buildings housing our manufacturing facilities located at 60 and 70 South MacQuesten Parkway in Mount Vernon from Michael Anthony Company, now known as MacQuesten Realty Company ("MacQuesten Realty"), a New York general partnership, whose general partners are Michael Paolercio, Co-Chairman and Chief Executive Officer of Michael Anthony, and Anthony Paolercio, Co-Chairman and President of Michael Anthony. These leases were entered into in May, 1991 and May, 1995. During fiscal 1999, we paid rent of approximately $504,000 for these facilities, plus real estate taxes and other occupancy costs. We believe that the terms of these lease arrangements are no less favorable than those that could have been obtained from an unaffiliated party. If we did not exercise our option to acquire the properties located at 60 and 70 South MacQuesten Parkway, Mt. Vernon, discussed in more detail below, we would have paid an average annual rent of approximately $536,000 over the remaining term of the leases, plus real estate taxes and other occupancy costs.

                  As part of our long-term strategic plan, on May 16, 1997, we acquired the other building housing our manufacturing facilities, located at 50 South MacQuesten Parkway, Mount Vernon, (the "50 Building") from MacQuesten Realty for a purchase price of $1,150,000. This facility has approximately 22,000 square feet.

                  The special real estate committee of the board of directors, comprised of our independent, outside directors, obtained an appraisal of the 50 Building, and after reviewing the appraisal and negotiation with MacQuesten Realty as to the terms of purchase, recommended the acquisition to our board of directors. On April 4, 1997, the board of directors voted unanimously, with Michael and Anthony Paolercio abstaining, to authorize the acquisition of the 50 Building, subject to (1) receipt of an updated, satisfactory appraisal and (2) Michael Anthony obtaining an exclusive, two-year option to acquire from MacQuesten Realty the remaining manufacturing facilities housed in the buildings located at 60 and 70 South MacQuesten Parkway, Mt. Vernon.

                  On April 9, 1999, Michael Anthony exercised its option to purchase the remaining manufacturing and distribution facilities housed in the buildings located at 60 and 70 South MacQuesten Parkway, Mt. Vernon at an aggregate purchase price of $2,450,000 and on terms and conditions substantially the same as those agreed to for the purchase of the 50 Building. Michael Anthony will incur or assume additional long-term indebtedness in order to finance this purchase.

                  We also own the building housing our sales and administrative offices located at 115 South MacQuesten Parkway, in Mount Vernon, New York, and an adjacent parking area. The headquarters building has approximately 71,000 square feet.

                  See Item 7. "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" and Item 13. "Certain Relationships And Related Transactions."

                  Our offices and facilities are protected by state-of-the-art security systems, procedures and a security staff.

ITEM 3.   LEGAL PROCEEDINGS.

                  Legal proceedings to which Michael Anthony is a party are routine litigation incidental to our business which are not material to Michael Anthony's business or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is traded on the American Stock Exchange under the symbol MAJ. Our common stock began its listing on AMEX on October 25, 1991. Prior to its listing on AMEX, our common stock was traded in NASDAQ National Market System. The following table sets forth the high and low sale prices per share on AMEX for the fiscal years 1999 and 1998.

FISCAL YEAR ENDED JANUARY 30, 1999                              HIGH                  LOW
----------------------------------                              ----                  ---

First Quarter                                                     2 7/8                   2
Second Quarter                                                    3 3/8               2 1/8
Third Quarter                                                    3 3/16               2 1/8
Fourth Quarter                                                    3 5/8               2 3/4

FISCAL YEAR ENDED JANUARY 31, 1998                              HIGH                  LOW
----------------------------------                              ----                  ---

First Quarter                                                     3 3/8               2 3/4
Second Quarter                                                    4 1/4              3 1/16
Third Quarter                                                     3 5/8             2 13/16
Fourth Quarter                                                  2 15/16                   2

         As of April 9, 1999, there were 191 holders of record of Michael Anthony's common stock (including brokers holding in street name).

         We have never paid a cash dividend. We anticipate that all of our earnings will be retained for use in our business and we do not intend to pay cash dividends in the foreseeable future. Future dividend policy will depend upon, among other factors, our earnings and financial condition. See Item 7. "Management's Discussion And Analysis Of Financial Condition And Results Of Operations," and Note 6 "Long Term Debt" - Notes to the Consolidated Financial Statement.

         In December 1995, we announced a common stock repurchase program under which Michael Anthony may repurchase up to 750,000 shares of common stock. On April 4, 1997, the board of directors authorized an increase of an additional 500,000 shares of common stock that we may repurchase under the stock repurchase plan. On May 26, 1998, the board authorized a further increase of up to an additional 1,000,000 shares of common stock that we may repurchase under the stock repurchase plan.

         As of April 9, 1999, Michael Anthony had purchased a total of 1,517,000 shares on the open market for an aggregate of approximately $4,270,000.

ITEM 6.   SELECTED FINANCIAL DATA.

         The following selected financial data of Michael Anthony should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K.

                                                      Fiscal Year Ended
                                -------------------------------------------------------
                                                                                          Seven Months
                                                                                              Ended      Year Ended
                                       Jan. 30,     Jan. 31,      Feb. 1,       Jan. 27,     Jan. 28,     June 30,
                                         1999         1998         1997          1996         1995         1994
                                       ---------    ---------    ---------    ---------    ---------    ---------

                                                              (In thousands, except per share amounts)


Statement of Operations
-----------------------
Net sales                              $ 137,009    $ 129,949    $ 150,629    $ 145,257    $  93,321    $ 142,787

Cost of goods sold                       105,870      107,182      124,041      121,195       76,782      114,151
                                       ---------    ---------    ---------    ---------    ---------    ---------

  Gross profit                            31,139       22,767       26,588       24,062       16,539       28,636
Selling, general and
  administrative expenses                 25,384       25,155       21,372       19,455       12,628       17,887
                                       ---------    ---------    ---------    ---------    ---------    ---------
Operating income/(loss)                    5,755       (2,388)       5,216        4,607        3,911       10,749

Other(expense)/income:
 Interest expense/
 gold consignment fee                     (2,290)      (2,827)      (3,155)      (3,835)      (2,030)      (3,157)

 Other income/(expense), net                 326        1,002          507          442          117          564
                                       ---------    ---------    ---------    ---------    ---------    ---------
Income/(loss) before
  extraordinary item and
  income taxes                             3,791       (4,213)       2,568        1,214        1,998        8,156


Income tax  provision/(benefit)            1,441       (1,601)         778          486          774        3,176
                                       ---------    ---------    ---------    ---------    ---------    ---------

Income/(loss) before
  extraordinary item                       2,350       (2,612)       1,790          728        1,224        4,980
                                       ---------    ---------    ---------    ---------    ---------    ---------

Extraordinary item (net of
income taxes of $ 130,000)                   212            -            -            -            -            -
                                       ---------    ---------    ---------    ---------    ---------    ---------

Net income/(loss)                      $   2,138    $  (2,612)   $   1,790    $     728    $   1,224    $   4,980
                                       =========    =========    =========    =========    =========    =========
Earnings/(loss) per share
before extraordinary item -  basic     $    0.30    $   (0.34)   $    0.22    $    0.09    $    0.14    $    0.63
                                       =========    =========    =========    =========    =========    =========
Earnings/(loss) per share before
 extraordinary item - diluted          $    0.30    $   (0.34)   $    0.22    $    0.09    $    0.14    $    0.62
                                       =========    =========    =========    =========    =========    =========
Extraordinary item                     $    (.03)   $       -    $       -    $       -    $       -    $       -
                                       =========    =========    =========    =========    =========    =========
Weighted average number
 of shares - basic                         7,111        7,746        8,241        8,475        8,749        7,945

Weighted average number
 of shares - diluted                       7,111        7,746        8,263        8,479        8,862        8,083

Balance Sheet Data:
Working capital                        $  39,171    $  37,260    $  42,042    $  46,136    $  42,778    $  46,250

Total assets(1)                           65,037       65,644       72,749       78,646       72,039       69,962

Long-term debt and  capital
  lease liability                         12,509       12,736       14,294       19,192       13,282       13,210

Stockholders' equity                      43,298       43,389       47,042       46,048       46,445       45,608


(1) The fiscal year ended January 30, 1999, January 31, 1998, February 1, 1997, January 27, 1996, the seven months ended January 28, 1995 and the year ending June 30, 1994 do not include consigned inventory, which had approximate value of $35,096,000, $33,208,000, $40,282,000, $60,700,000,
      $72,936,000 and $70,818,000, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

         Results of Operations

         The following table sets forth, as a percentage of net sales, certain items appearing in our Statements of Operations for the indicated fiscal years.

                                                                            YEAR ENDED
                                             ------------------------------------------------------------------

                                             JANUARY 30,       JANUARY 31,        FEBRUARY 1,        JANUARY 27,
                                                1999             1998                1997               1996
                                                ----             ----                ----               ----

Net sales                                       100.0%          100.0%              100.0%             100.0%
Cost of sales                                    77.3            82.5                82.3               83.4
Selling, general and
  administrative expenses                        18.5            19.3                14.2               13.4
Interest and gold consignment
  fee expense                                     1.7             2.2                 2.1                2.6
Other income                                      (.2)            (.8)                (.3)               (.2)
Income tax provision/(benefit)                    1.0            (1.2)                 .5                 .3
Extraordinary item                                 .1              -                   -                   -
Net income/(loss)                                 1.6            (2.0)                1.2                 .5

FISCAL 1999 VS. FISCAL 1998

            Net sales for fiscal 1999 were approximately $137,009,000, an increase of 5% from net sales of approximately $129,949,000 for the comparable period in fiscal 1998. The increase in sales was primarily due to increased shipments to the retail segment of our customer base. If it were not for the lower average gold price in fiscal 1999, $300 an ounce versus last year's average of $335 an ounce, sales would have increased to $146,308,000 or 13% as compared to the prior fiscal period.

            Gross profit for fiscal 1999 increased by approximately $8,372,000 from fiscal 1998. As a percentage of net sales, gross profit increased to 22.7% in fiscal 1999 compared to 17.5% in fiscal 1998. The increase in gross margin was attributable to a lower average gold price and in the fourth quarter of fiscal 1998, we reassessed our marketing and production strategy and decided to implement a significantly different strategy. This is a direct result of the changing order patterns of some of our major customers. We made the decision to write down certain inventory, by approximately $3,309,000, that was related to the implementation of a SKU reduction program and the markdown of discontinued styles. If it were not for this unusual charge, our gross profit margin would have been 20.1% for fiscal 1998.

            Selling, general and administrative expenses for fiscal 1999 were approximately $25,384,000 an increase of $229,000 or 1% from approximately $25,155,000 for the comparable period in fiscal 1998. The increase is primarily attributable to increases in advertising expenses and product and packaging supplies which were offset in part by decreases in software implementation costs and legal costs associated with a litigation settlement in fiscal 1998. As a percentage of the net sales, as adjusted for the gold price difference discussed above of $146,308,000, selling, general and administrative expenses decreased to 17.4% in fiscal 1999, from 19.3% in fiscal 1998. Included in selling, general and administrative expenses for fiscal 1998 was a charge of approximately $1,191,000 that was due to a write down of certain assets and other expenses. If it were not for this unusual charge, selling, general and administrative expenses would have been 18.4% in fiscal 1998.

            Other income and interest income for fiscal 1999, was approximately $326,000, a decrease of $676,000 from approximately $1,002,000 for the comparable period in fiscal 1998. The decrease was primarily due a gain of $625,000 from our sale of an asset in fiscal 1998.

            Interest expense and gold consignment fees for fiscal 1999, were approximately $2,290,000, a decrease of $537,000 or 19% compared to approximately $2,827,000, for the comparable period in fiscal 1998. The decrease was primarily due to (a) Michael Anthony's lower average level of our consigned inventory, (b) lower average gold prices and (c) lower interest expense due to principal payments in January 1998 and May 1998 on Michael Anthony's long term debt.

            For the year ended January 30, 1999, an income tax provision of $1,441,000, before an extraordinary item, was recorded compared to an income tax benefit of $1,601,000 for the prior year. The effective tax rates for fiscal 1999 and fiscal 1998 were 38%.

            As a result of the above factors our net income, before an extraordinary item, for fiscal 1999 was approximately $2,350,000 compared to a net loss of $(2,612,000) for the comparable period in fiscal 1998.

            Michael Anthony incurred a charge of $212,000, net of income taxes of $130,000, for an extraordinary item during fiscal 1999 related to the refinancing of its long term debt.

            Net income for fiscal 1999 was approximately $2,138,000 compared to a net loss of $(2,612,000) for the comparable period in fiscal 1998.

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

         Gross profit for fiscal 1998 decreased by approximately $3,821,000 from fiscal 1997. As a percentage of net sales, gross profit remained approximately the same at 17.5% in fiscal 1998 compared to 17.7% in fiscal 1997. In the fourth quarter of fiscal 1998, we reassessed our marketing and production strategy and decided to implement a significantly different strategy. This was done because of the changing order patterns of some of our major customers. We made the decision to write down certain inventory that was related to the implementation of a SKU reduction program and the markdown of discontinued styles. The total write down was approximately $3,309,000. If this unusual charge was not made our gross profit margin would have been 20.1% for fiscal 1998, primarily due to the lower average gold price as well as changes in product mix.

         Selling, general and administrative expenses for fiscal 1998 were approximately $25,155,000, an increase of $3,783,000 or 17.7% from approximately $21,372,000 for the same period in fiscal 1997. Included in selling, general and administrative expenses for fiscal 1998 was a charge of approximately $1,191,000 that was due to a write down of certain company assets and other expenses. As a percentage of net sales, adjusted for the gold price difference of $12,827,000 discussed above and excluding the $1,191,000 charge, selling, general and administrative expenses increased to 16.8% in fiscal 1998, from 14.2% in fiscal 1997. The increase is primarily attributable to increases in (a) software implementation costs, (b) payroll and payroll related expenses, (c) advertising expenses, and (d) legal costs associated with a litigation settlement. See Item
3. "Legal Proceedings."

         Other income for fiscal 1998 was approximately $705,000, an increase of $631,000 from approximately $74,000 for the same period in fiscal 1997. The increase was primarily due to a gain of $625,000 from Michael Anthony's sale of an asset.

         Interest expense and gold consignment fees for fiscal 1998 were approximately $2,827,000, a decrease of $328,000 or 10%, compared to approximately $3,155,000 for the comparable period in fiscal 1997. The decrease was primarily due to (a) lower average level of consigned inventory, (b) lower average gold prices and (c) lower interest expense due to principal payments in February and May 1997, and January 1998 on our long term debt.

         For the year ended January 31, 1998, an income tax benefit of $1,601,000 was recorded compared to a provision of $778,000 for the prior year. The effective tax rate for fiscal 1998 was 38% and for fiscal 1997 was 30%. The lower effective tax rate in fiscal 1997 was due to a reversal in fiscal 1997 of prior year accruals for taxes.

         As a result of the above factors, our net loss for fiscal 1998 was approximately $(2,612,000) compared to net income of $1,790,000 for the comparable period in fiscal 1997.

FISCAL 1997 VS. FISCAL 1996

         Net sales for fiscal 1997 were approximately $150,629,000, an increase of 4% from net sales of approximately $145,257,000 for the comparable period in fiscal 1996. The increase in net sales resulted primarily from the 53rd week, which amounted to approximately $3,200,000 and increased shipments to the retail segment of our customer base, which increase was offset in part by decreased shipments to the wholesale segment of our customer base.

         Gross profit margin increased to approximately 17.7% of net sales for fiscal 1997 compared to approximately 16.6% for the comparable period in fiscal 1996. The increase in gross margin was attributable to a change in our product mix and increased sales of our licensed products, which have higher gross margins.

         Selling, general and administrative expenses for fiscal 1997 were approximately $21,372,000, compared to $19,455,000 for the comparable period in fiscal 1996. As a percentage of net sales, these expenses increased to 14.2% in fiscal 1997 from 13.4% in fiscal 1996. The increased percentage is primarily attributed to (a) increased product and packaging supplies, (b) increased royalty and licensing expenses, (c) increased payroll and payroll related expenses and (d) the terminated acquisition negotiations with a company. These increases were offset in part by a decrease in advertising related expenses.

         Other expenses-net for fiscal 1997 were approximately $2,648,000, a decrease of $745,000 or 22% compared to approximately $3,393,000 for the comparable period in fiscal 1996. Interest expense, including gold consignment fees, was approximately $3,155,000, a decrease of $680,000 or 18%, from $3,835,000 for the comparable period in fiscal 1996. This decrease was primarily due to (a) a lower average level of consignment inventory, (b) lower consignment rates and (c) lower debt levels.

         The effective tax rate for fiscal 1997 was 30% and for fiscal 1996 was 40%. The decrease in the effective tax rate is due to the reversal of prior year accruals.

         As a result of the above factors, our net income for fiscal 1997 was approximately $1,790,000 compared to $728,000 for the comparable period in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

         We rely on a gold consignment program, short-term and long-term borrowings and internally generated funds to finance our inventories and accounts receivable. We fill most of our gold supply needs through gold consignment arrangements with gold lenders. Under the terms of those arrangements, we are entitled to lease the lesser of (a) an aggregate of 191,000 ounces of fine gold or (b) consigned gold with an aggregate value equal to $73,500,000. The consigned gold is secured by certain property of Michael Anthony, including inventory and machinery and equipment. Michael Anthony pays the gold lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix. We believe that our financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to Michael Anthony. As of January 30, 1999, Michael Anthony held 122,900 ounces of gold on consignment with a market value of $35,096,000.

         The consignment agreements contain restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and each of the agreements requires Michael Anthony to own a specific amount of gold at all times. At January 30, 1999, Michael Anthony was in compliance with the covenants in its consignment agreements and our owned gold inventory was valued at approximately $4,560,000. We believe that the supply of gold available through our gold consignment arrangements, together with the gold we own, is sufficient to meet our requirements.

         The consignment agreements are terminable by Michael Anthony or the respective gold lenders upon 30 days notice. If any gold lender were to terminate its existing gold consignment arrangement, we do not believe we would experience an interruption of our gold supply that would materially adversely affect the business. Michael Anthony believes that other consignors would be willing to enter into similar arrangements if any gold lender terminates its relationship with Michael Anthony.

         Consigned gold is not included in our inventory, and there is no related liability recorded. As a result of these consignment arrangements, Michael Anthony is able to shift a substantial portion of the risk of market fluctuations in the price of gold to the gold lenders, since Michael Anthony does not purchase gold from the gold lenders until receipt of a purchase order from, or shipment of jewelry to, our customers. Michael Anthony then either locks in the selling price of the jewelry to our customers at the same time as the required purchase of gold from the gold lenders or hedges against changes in the price of gold by entering into forward contracts or purchasing futures or options on futures that are listed on the COMEX.

         While we believe our supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may impact the demand for our products. From January 27, 1996 until January 30, 1999, the closing price of gold according to the Second London Gold Fix ranged from a low of $273.40 per ounce to a high of nearly $414.80 per ounce. Fluctuations in the precious metals markets and credit may result in an interruption of our gold supply or the credit arrangements necessary to allow us to support our accounts receivable and continue the use of consigned gold.

         In January 1999, Michael Anthony entered into a Loan and Security Agreement with General Electric Capital Business Asset Funding Corporation in the principal amount of $10,444,444. This loan is secured by our machinery and equipment. The loan agreement contains a cross collateral/cross default clause in connection with Michael Anthony's line of credit agreement. The loan agreement does not contain any restrictive financial covenants. The loan bears interest at 6.85% per annum and payments of interest only are due for the first year of the loan. The loan matures in January 2007. The proceeds from this loan were used to repay two series of senior secured notes with various insurance companies which had an aggregate principal amount of $10,444,444 outstanding. Those senior secured notes accrued interest at 8.61% per annum and 7.38% per annum, respectively. Costs of $342,000 associated with the old debt were written off as an extraordinary charge.

         In the fourth quarter of fiscal 1998, we reassessed our marketing and production strategy and decided to implement a significantly different strategy. This was done because of the changing order patterns of some of our major customers. We made the decision to write down some of our inventory that was related to the implementation of a SKU reduction program and the markdown of discontinued styles. The total inventory write down was approximately $3,309,000. Included in selling, general and administrative expenses for the year ended January 31, 1998, was a charge of approximately $1,191,000 that was due to the write down of certain assets. Due to these unusual charges in fiscal 1998 totaling $4,500,000, we were in default of a financial covenant under agreements governing the senior secured notes and an outstanding mortgage. We obtained waivers of this covenant noncompliance from both the insurance companies and mortgage lender. In addition, the insurance companies reset the financial covenant for fiscal 1999 and such covenants were met. However, as described above, these senior secured notes were repaid in January 1999. We expect to be in compliance with the amended covenant for the mortgage in fiscal 2000.

         On October 6, 1995, Michael Anthony obtained a loan from a bank in the amount of $2,500,000. As collateral for the loan, we granted the bank a first mortgage on our corporate headquarters. The mortgage has a ten-year term and interest on the mortgage will accrue at 8% per annum. In addition, the mortgage contains restrictive financial covenants. At January 30, 1999, we were in compliance with the covenants. As of January 30, 1999, $2,173,000 of principal remained outstanding under the mortgage.

         Michael Anthony has a line of credit arrangement with a commercial bank, under which Michael Anthony may borrow up to $15,000,000. The line of credit is secured by certain of our assets, including accounts receivable and inventory. As of January 30, 1999, there was no amount outstanding under the line of credit. The line of credit has been renewed and currently expires on July 31, 1999, subject to annual renewal. We believe that the line of credit will be renewed; however, if the current lender decides not to renew the line of credit, we believe that other lenders would be willing to enter into a similar arrangement.

         In April, 1998, Michael Anthony paid $600,000 to M.L. Logo, Inc. in settlement of the civil lawsuit that M.L. Logo, Inc. commenced against Michael Anthony in June, 1991. The lawsuit was in connection with an agreement between Michael Anthony and M.L. Logo regarding a license with Major League Baseball. The matter was tried without a jury in March, 1997 and a Decision and Order against Michael Anthony was entered on October 30, 1997. Michael Anthony entered into a Settlement Agreement in exchange for the vacation of the Decision and Order, the complete settlement of the matter and the waiver of the right to any further payment from Michael Anthony. The Settlement Agreement also contained a covenant not to compete, where M.L. Logo and certain shareholders of M.L. Logo agreed not to engage in any business involving jewelry with logos from Major League Baseball. The settlement cost of $600,000 was included in selling, general and administrative expenses for fiscal 1998.

         During fiscal 1999, cash provided from operating activities was $110,000. This was primarily the result of $2,138,000 in net income, $3,783,000 of non-cash items, mainly depreciation, and a $2,390,000 decrease in other assets, offset by increases of $8,740,000 in accounts receivable and inventory.

         Cash of $2,206,000 was utilized for investing purposes during fiscal 1999, primarily for leasehold improvements of $217,000, and purchases of machinery and equipment of approximately $2,004,000.

         During fiscal 1999, cash utilized in financing activities totaled $3,690,000. This was primarily attributed to payments of long term debt of $1,446,000 and the purchase of treasury stock of $2,244,000.

         On April 9, 1999 we exercised our option to purchase the remaining manufacturing and distribution facilities housed in the buildings located at 60 and 70 South MacQuesten Parkway, Mt. Vernon at an aggregate purchase price of $2,450,000 and on terms and conditions substantially the same as those agreed to for the purchase of the 50 Building. Michael Anthony will incur or assume additional long-term indebtedness in order to finance this purchase.

         For fiscal 2000, Michael Anthony projects capital expenditures of approximately $1,939,000, which includes machinery and equipment expenses and certain improvements on its leased and owned properties. See Item 2. "Properties" and Item 13. "Certain Relationships And Related Transactions".

         Except with respect to financing for the acquisition of the buildings leased at 60 and 70 South MacQuesten Parkway as discussed above, we believe that our long-term debt and existing lines of credit provide sufficient funding for our operations. In the event that we require additional financing during fiscal 2000, it will be necessary to fund this requirement through expanded credit facilities with existing or other lenders. We believe that additional financing can be arranged.

SUBSEQUENT EVENTS

         On February 10, 1999, Michael Anthony obtained a loan from a bank in the amount of $937,500. As collateral for the loan, we granted the bank a first mortgage on the 50 Building. The mortgage has a fifteen-year term and accrues interest at an annual rate of 7.05%.

         In March, 1999, Michael Anthony acquired certain assets, primarily molds, machinery and equipment, and inventory, of Town & Country Fine Jewelry Group, Inc. Michael Anthony paid an aggregate purchase price of $4,500,000 for these assets. In a separate transaction, Michael Anthony sold a portion of these purchased assets for $2,200,000 to Stuller Settings, Inc. of Lafayette, Louisiana. The assets sold include those associated with the Feature Ring and Bridal Divisions.

         On April 15, 1999, Michael Anthony entered into an Asset Purchase Agreement with Eurospark Industries, Inc. to purchase machinery and equipment of Eurospark Industries, Inc. for $500,000. The sale of these assets must be approved by the United States Bankruptcy Court for the Eastern District of New York before completion of the transaction.

         In early 1999, the compensation committee determined that Michael Anthony should adopt a Change of Control Plan. The Plan will provide for severance payments to executive officers and other key employees. The severance payments to the executives will be an amount equal to three times the individual's most recent salary and bonus plus a tax "gross up" payment. Other employees are entitled to one to three times their base salary and bonus plus a tax "gross up" payment. The Plan also provides for continuation of medical and dental benefits for a period of one year and automatic vesting of stock options, if permissible under the applicable stock option plan. These severance benefits are triggered upon a change of control, as defined in the Plan. Individual agreements under the plan will be entered into by each of the executive officers and other key employees.

YEAR 2000 COMPLIANCE

         In 1997, Michael Anthony developed, as a strategic corporate goal, a project plan to address the Year 2000 issue. Monthly progress reports on the Year 2000 issue were given to our Executive Management Committee. Members of the Information Systems (IS) Department primarily staffed the project, with outside consultants being used on an as-needed basis. Most Year 2000 efforts were made through the use of internal resources or routine software upgrades provided by our software vendors.

         We maintained our business application system hardware platform (primarily IBM AS/400's) but replaced or upgraded all affected software. We completed our internal Year 2000 project in March 1999. Total expenditures related to remediation, testing, conversion and updating system applications were approximately $308,000. The cost of the Year 2000 project was expensed as incurred and did not have a material adverse affect on Michael Anthony's results of operations, liquidity or capital resources.

         Although Michael Anthony does not expect any significant software failures internally, there could be computer related failures in a number of areas including the failure of our telecommunications, financial, manufacturing or distribution systems which are integrated with the systems of suppliers, customers or other third parties. We do not expect any material impact to operations or financial result from any minor delay.

         Michael Anthony is examining its relationship with certain key customers and suppliers to determine whether they are Year 2000 compliant, and if not, ascertain their plans to attain Year 2000 readiness. To the extent our key customers are not Year 2000 compliant before the end of 1999, those customers may lose electronic data interchange capabilities in January 2000. If electronic data interchange communications are no longer possible, we expect to use voice, facsimile, e-mail, or traditional mail communications in order to receive customer orders and process customer invoices. In addition, Michael Anthony has implemented a program to determine the Year 2000 compliance status of our material vendors, suppliers, service providers and customers. Based on currently available information, we do not anticipate suffering any material impact from the failure of these third parties to be Year 2000 compliant. However, the process of evaluating the Year 2000 compliance status of material third parties is continually ongoing and, therefore, no guaranty or warranty can be made as to those third parties' future compliance status and its potential effect on Michael Anthony. The systems of other companies on which our systems rely may not be converted in a timely fashion and any failure by those systems may have an adverse effect on our operations.

         The predictions are based on our reasonable expectations but these estimates may not be achieved. External Year 2000 readiness estimates are subject to more uncertainty, since this is outside the direct control of management.

FORWARD LOOKING STATEMENTS

         This annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include the words "believe," "expect," "plans" or similar words and are based in part on Michael Anthony's reasonable expectations and are subject to a number of factors and risks, many of which are beyond Michael Anthony's control. Actual results could differ materially from those discussed under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as a result of any of these factors:

         (a) general economic conditions and their impact on the retail sales environment;

         (b) fluctuations in the price of gold and other metals used to manufacture our jewelry;

         (c) risks related to the concentration of our customers, particularly the operations of any of our top customers;

         (d) increased competition from outside the United States where labor costs are substantially lower;

         (e) variability of customer requirements and the nature of customers' commitments on projections and orders; and

         (f) the extent to which we are able to retain and attract key personnel.

         In light of these uncertainties and risks, there can be no assurance that the forward-looking statements in this annual report on Form 10-K will occur or continue in the future. Except for as required in periodic filings under the Securities Exchange Act of 1934, Michael Anthony undertakes no obligations to release publicly any revisions to these forward-looking statements that may reflect events or circumstances after the date of this annual report on Form 10-K or to reflect the occurrence of unanticipated events.

NEW ACCOUNTING STANDARDS

         During fiscal 1998, Michael Anthony adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which requires presentation of basic earnings per share which includes no dilution. Earnings per share for all periods presented were computed on a basic basis using the weighted average number of common shares outstanding. Options and warrants outstanding were not materially dilutive.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which is effective for financial statements beginning after December 15, 1997. SFAS No. 131 redefines how operating segments are determined and requires expanded quantitative and qualitative disclosures relating to a company's operating statements. The adoption of SFAS No. 131 did not have a material impact on current disclosures.

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued and is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Company is currently evaluating the impact of adopting SFAS No. 133.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 14 and pages F1 through F25 and S1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information contained under the heading "Election of Directors" of Michael Anthony's Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information contained under the heading "Executive Compensation" of Michael Anthony's Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained under the heading "Beneficial Ownership of Common Stock" of Michael Anthony's Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained under the heading "Certain Transactions" of Michael Anthony's Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference. See also Item 2. "Properties".

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

         The financial statement schedule should be read in conjunction with the financial statements in the 1999 Annual Report to Stockholders.

   (3)     Exhibits:

 Exhibit
   No.                          Description                                         Page No.
   ---                          -----------                                         --------

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

3.1.1           Certificate of Merger of Michael Anthony            Incorporated by reference to Exhibit 3.1.1 of
                Jewelers, Inc. (New York) and Michael Anthony       the Company's Annual Report on Form 10K for
                Jewelers, Inc. (Delaware)                           the fiscal year ended June 30, 1993 (the "1993
                                                                    Form 10-K")

3.2             Amended and Restated ByLaws of Registrant           Incorporated by reference to Exhibit 3.2 to
                                                                    the Company's Quarterly Report on Form 10Q for
                                                                    the quarter ended July 29, 1995

 Exhibit
   No.                          Description                                         Page No.
   ---                          -----------                                         --------

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

4.2             Form of Common Stock Purchase Warrant Certificate   Incorporated by reference to Exhibit 3.4 to
                                                                    the 1986 Registration Statement

10.1            Consignment Agreement dated as of August 20, 1993   Incorporated by reference to Exhibit 10.40 of
                between the Registrant and Fleet Precious Metals    the 1993 Form 10-K
                Inc.

10.2            Security Agreement dated as of August 20, 1993      Incorporated by reference to Exhibit 10.39 of
                among the Registrant and Fleet Precious Metals      the 1993 Form 10-K
                Inc.

10.3            Amended and Restated Consignment Agreement dated    Incorporated by reference to Exhibit 10.44 to
                as of August 20, 1993 between the Registrant and    the 1993 Form 10-K
                ABN AMRO Bank N.V., New York Branch

10.4            Amended and Restated Intercreditor Agreement        Incorporated by reference to Exhibit 10.47 to
                dated as of August 20, 1993, among the              the 1993 Form 10-K
                Registrant, its gold lenders, the holders of the
                Registrant's Senior Notes due 1998 and the
                holders of the Registrant's 2002 Notes

10.5            First Amendment to 1993 Long-term Incentive Plan    Incorporated by reference to Exhibit 10.48 to
                of the Registrant dated as of September 21, 1993    the 1993 Form 10-K

10.6            Second Amendment to Assignment of Trademarks and    Incorporated by reference to Exhibit 10.49 to
                Service Marks as Collateral dated as of July        the 1993 Form 10-K
                12,1990 between the Registrant and RIHT,
                individually and as agent

10.7            Consignment Agreement dated as of January 31,       Incorporated by reference to Exhibit 10.46 to
                1994 (effective as of May 16, 1994 between the      the Company's Annual report on Form 10K for
                Registrant and Credit Suisse, New York Branch       the fiscal year ended June 30, 1994 (the "1994
                                                                    Form 10-K")


 Exhibit
   No.                          Description                                         Page No.
   ---                          -----------                                         --------

10.8            First Amendment to Amended and Restated Security    Incorporated by reference to Exhibit 10.47 to
                Agreement dated as of May 16, 1994 among the        the 1994 Form 10-K
                Registrant, RIHT, individually and as agent

10.9            Third Amendment to Assignment of Trademarks and     Incorporated by reference to Exhibit 10.49 to
                Service Marks as Collateral dated as of May 16,     the 1994 Form 10-K
                1994 between the Registrant and RIHT individually
                and as agent

10.10           Second Amendment to Amended and Restated Security   Incorporated by reference to Exhibit 10.53 to
                Agreement dated as of September 1, 1994 among the   the 1994 Form 10-K
                Registrant, RIHT, individually and as agent

10.11           Fourth Amendment to Assignment of Trademarks and    Incorporated by reference to Exhibit 10.55 to
                Service Marks as collateral dated as of September   the 1994 Form 10-K
                1,1994 between the Registrant and RIHT,
                individually and as agent

10.12           Contract of Sale dated as of November 28, 1994      Incorporated by reference to Exhibit 10.52 to
                between Michael Anthony Company and the Registrant  the 1995 Form 10-K

10.13           Third Amendment to Amended and Restated Security    Incorporated by reference to Exhibit 10.57 to
                Agreement dated as of February 15, 1995 among the   the 1995 Form 10-K
                Registrant and its gold lenders

10.14           Amended Security Agreement dated as of March        Incorporated by reference to Exhibit 10.61 to
                29,1995 between the Registrant and Chemical Bank    the 1995 Form 10-K

 Exhibit
   No.                          Description                                         Page No.
   ---                          -----------                                         --------

10.15           Loan Agreement dated October 6, 1995 between        Incorporated by reference to Exhibit 10.1 to
                First Fidelity Bank, National Association ("First   the Company's Quarterly Report on Form 10Q for
                Fidelity") and Registrant                           the quarter ended October 28,1995 (the
                                                                    "October 1995 Form 10-Q")

10.16           Mortgage Note in principal amount of $2,500,000     Incorporated by reference to Exhibit 10.2 to
                dated October 6, 1995 issued by Registrant in       the October 1995 Form 10-Q
                favor of First Fidelity

10.17           Mortgage and Security Agreement dated October       Incorporated by reference to Exhibit 10.3 to
                6,1995 by Registrant for the benefit of First       the October 1995 Form 10-Q
                Fidelity

10.18           Fourth Amendment to Amended and Restated Security   Incorporated by reference to Exhibit 10.5 to
                Agreement dated October 20, 1995 among Registrant   the October 1995 Form 10-Q
                and Registrant's gold lenders.

10.19           Fifth Amendment to Amended and Restated Security    Incorporated by reference to Exhibit 10.6 to
                Agreement dated October 20, 1995 among Registrant   the October 1995 Form 10-Q
                and Registrant's gold lenders.

10.20           Fifth Amendment to Assignment of Trademarks and     Incorporated by reference to Exhibit 10.7 to
                Service Marks dated October 20, 1995 among          the October 1995 Form 10-Q
                Registrant and Registrant's gold lenders

10.21           Assignment of Trademarks and Service Marks as       Incorporated by reference to Exhibit 10.56 to
                Collateral, dated July 12, 1990, between            the Company's Annual Report on Form 10-K for
                Registrant and Rhode Island Hospital Trust          the fiscal year ended January 27, 1996 (the
                National Bank, individually and as agent            "1996 Form 10-K")

10.22           First Amendment to Assignment of Trademarks and     Incorporated by reference to Exhibit 10.57 to
                Service Marks as Collateral dated as of June        the 1996 Form 10-K
                5,1992, between Registrant and Rhode Island
                Hospital Trust National Bank, individually and as
                agent

10.23           Deferred Compensation Plan dated as of March 4,     Incorporated by reference to Exhibit 10.59 to
                1996                                                the 1996 Form 10-K

 Exhibit
   No.                          Description                                         Page No.
   ---                          -----------                                         --------

10.24           Amendment to the 1993 Long Term Incentive Plan      Incorporated by reference to Exhibit 10.1 to
                                                                    the Company's Quarterly Report on Form 10-Q
                                                                    for the quarter ended October 26, 1996 (the
                                                                    "October 1996 Form 10-Q")

10.25           Amendment to the NonEmployees Directors' Plan       Incorporated by reference to Exhibit 10.2 to
                                                                    the Company's October 1996 Form 10-Q

10.26           Lease dated as of May 1, 1991 between Michael       Incorporated by reference to Exhibit 10.60 to
                Anthony Company d/b/a MacQuesten Realty Company     the Company's Annual Report on Form 10-K for
                and Registrant                                      the year ended February 1, 1997 (the "1997
                                                                    Form 10-K")

10.27           Lease dated as of May 1, 1991 between Michael       Incorporated by reference to Exhibit 10.61 to
                Anthony Company d/b/a MacQuesten Realty Company     the 1997 Form-10-K
                and Registrant

10.28           Contract of Sale dated May 16, 1997 between         Incorporated by reference to Exhibit 10 to the
                Registrant and MacQuesten Realty Company            Company's Quarterly Report on Form 10-Q for
                                                                    the quarter ended May 3, 1997

10.29           Promissory Note dated August 22, 1997 issued by     Incorporated by reference to Exhibit 10 to the
                Registrant to the Chase Manhattan Bank              Company's Quarterly Report on Form 10-Q for
                                                                    the quarter ended August 2, 1997

10.30           Severance and Termination Agreement dated October   Incorporated by reference to Exhibit 10 to the
                22, 1997 between Registrant and Mark Hanna          Company's Quarterly Report on Form 10-Q for
                                                                    the quarter ended November 1, 1997

10.31           1993 Long-term Incentive Plan of the Registrant     Filed as Exhibit 10.54 to the 1998 Form 10-K

10.32           1993 NonEmployee Directors' Stock Option Plan of    Filed as Exhibit 10.55 to the 1998 Form 10-K
                the Registrant

10.33           Loan and Security Agreement, dated January 29,      Filed as an Exhibit to this Form 10-K
                1999, by and between the Registrant and General
                Electric Capital Business Asset Funding
                Corporation

 Exhibit
   No.                          Description                                         Page No.
   ---                          -----------                                         --------

10.34           Amendment No. One to Loan and Security Agreement,   Filed as an Exhibit to this Form 10-K
                dated January 29, 1999, by and between the
                Registrant and General Electric Capital Business
                Asset Funding Corporation

10.35           Term Promissory Note, dated January 29, 1999, of    Filed as an Exhibit to this Form 10-K
                the Registrant in favor of General Electric
                Capital Business Asset Funding Corporation

10.36           Asset Purchase Agreement, dated March 3, 1999, by   Filed as an Exhibit to this Form 10-K
                and between the Registrant and Town & Country
                Fine Jewelry Group, Inc.

10.37           Mortgage, Security Agreement and Assignment of      Filed as an Exhibit to this Form 10-K
                Leases and Rents dated February 10, 1999, by and
                between Registrant and General Electric Capital
                Business Asset Funding Corporation

10.38           Promissory Note dated February 10, 1999 by and      Filed as an Exhibit to this Form 10-K
                between the Registrant and General Electric
                Capital Business Asset Funding Corporation

10.39           Asset Purchase Agreement, dated April 15, 1999,     Filed as an Exhibit to this Form 10-K
                by and between the Registrant and Eurospark
                Industries, Inc.

21              Subsidiaries of the Registrant                      Filed as an Exhibit to this Form 10-K

27              Financial Data Schedule                             Filed as an Exhibit to this Form 10-K


REPORT ON FORM 8-K

  (b)    Not applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 28, 1999               MICHAEL ANTHONY JEWELERS, INC.


                                    By: /s/ Michael Paolerico
                                        ----------------------------------------
                                        Michael W. Paolercio, Co-Chairman of the
                                        Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

    SIGNATURE                                TITLE                            DATE
    ---------                                -----                            ----


/s/ Michael Paolercio               Co-Chairman of the Board               April 28, 1999
---------------------------         and Chief Executive Officer
(Michael W. Paolercio)              (Principal Executive Officer)


/s/ Anthony Paolercio               Co-Chairman of the Board               April 28, 1999
---------------------------         and President
(Anthony Paolercio, Jr.)

/s/ Allan Corn                      Chief Financial Officer,               April 28, 1999
---------------------------         Senior Vice President
(Allan Corn)                        and Director (Principal
                                    Accounting Officer)


/s/ Michael A. Paolercio            Senior Vice President,                 April 28, 1999
---------------------------         Treasurer and Director
(Michael Anthony Paolercio)

/s/ Michael Wager                   Director                               April 28, 1999
---------------------------
(Michael Wager)

/s/ David Harris                    Director                               April 28, 1999
---------------------------
(David Harris)

/s/ Donald Miller                   Director                               April 28, 1999
---------------------------
(Donald Miller)

/s/ Nathan Light                    Director                               April 28, 1999
---------------------------
(Nathan Light)

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Michael Anthony Jewelers, Inc.
Mount Vernon, New York

We have audited the accompanying consolidated balance sheets of Michael Anthony Jewelers, Inc. and subsidiaries as of January 30, 1999 and January 31, 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended January 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Michael Anthony Jewelers, Inc. and subsidiaries as of January 30, 1999 and January 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP


April 9, 1999 (April 14, 1999 as to Note 18)
Parsippany, New Jersey



                                                    MICHAEL ANTHONY JEWELERS, INC
                                                     CONSOLIDATED BALANCE SHEETS
                                                  (IN THOUSANDS, EXCEPT SHARE DATA)

                  ASSETS                                                        January 30,           January 31,
                  ------                                                           1999                   1998
                                                                                -----------           ----------
CURRENT ASSETS:
     Cash and equivalents                                                        $    961             $  6,747
     Accounts receivable:
        Trade (less allowances of $1,124 and $1,196, respectively)                 29,194               22,234
        Other                                                                         203                   40
     Inventories                                                                   14,212               12,913
     Income tax refundable                                                              -                1,667
     Prepaid expenses and other current assets                                      1,397                1,640
     Deferred taxes                                                                 1,203                  720
                                                                                 --------             --------


          Total current assets                                                     47,170               45,961

PROPERTY, PLANT AND EQUIPMENT - net                                                16,916               18,045
INTANGIBLES - net                                                                     377                  584
OTHER ASSETS                                                                          574                1,054
                                                                                 --------             --------
                                                                                 $ 65,037             $ 65,644
                                                                                 ========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Accounts payable - trade                                                    $  2,808             $  2,870
     Current portion of long-term debt
        and lease liability                                                           227                1,446
     Accrued expenses                                                               4,964                4,385
                                                                                 --------             --------

          Total current liabilities                                                 7,999                8,701
                                                                                 --------             --------

LONG-TERM DEBT                                                                     12,498               12,617
                                                                                 --------             --------
CAPITAL LEASE LIABILITY                                                                11                  119
                                                                                 --------             --------
DEFERRED TAXES                                                                      1,231                  818
                                                                                 --------             --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock - par value $1.00 per share;
         1,000,000 shares authorized; none issued                                       -                    -
     Common stock - par value $.001 per share;
         20,000,000 shares authorized; 8,288,000 and
         8,282,000 shares issued and outstanding  as of
         January 30, 1999, and January 31, 1998, respectively                           8                    8
     Additional paid-in capital                                                    31,762               31,747
     Retained earnings                                                             15,622               13,484
     Treasury stock, 1,457,000 and 578,000 shares as of
         January 30, 1999 and January 31, 1998, respectively                       (4,094)              (1,850)
                                                                                 --------             --------

               Total stockholders' equity                                          43,298               43,389
                                                                                 --------             --------

                                                                                 $ 65,037             $ 65,644
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



                                           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                       Year Ended
                                                                                ---------------------------------------------------
                                                                                January 30,        January 31,           February 1,
                                                                                    1999              1998                  1997
                                                                                ----------         ----------           -----------


NET SALES                                                                       $ 137,009            $ 129,949            $ 150,629

COST OF GOODS SOLD                                                                105,870              107,182              124,041
                                                                                ---------            ---------            ---------

          GROSS PROFIT ON SALES                                                    31,139               22,767               26,588

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                                         25,384               25,155               21,372
                                                                                ---------            ---------            ---------

          OPERATING INCOME/(LOSS)                                                   5,755               (2,388)               5,216
                                                                                ---------            ---------            ---------

OTHER INCOME (EXPENSES):
     Gold consignment fee                                                          (1,106)              (1,305)              (1,457)
     Interest expense                                                              (1,184)              (1,522)              (1,698)
     Interest income                                                                  245                  297                  433
     Other income                                                                      81                  705                   74
                                                                                ---------            ---------            ---------

         TOTAL OTHER INCOME/(EXPENSES)                                             (1,964)              (1,825)              (2,648)
                                                                                ---------            ---------            ---------

INCOME/(LOSS) BEFORE  EXTRAORDINARY
   ITEM AND INCOME TAXES                                                            3,791               (4,213)               2,568

INCOME TAX PROVISION/(BENEFIT)                                                      1,441               (1,601)                 778
                                                                                ---------            ---------            ---------

NET INCOME/(LOSS) BEFORE
  EXTRAORDINARY ITEM                                                                2,350               (2,612)               1,790
                                                                                ---------            ---------            ---------

EXTRAORDINARY ITEM - REFINANCING  OF
   DEBT (net of income taxes of $130,000)                                             212                    -                    -
                                                                                ---------            ---------            ---------

NET INCOME/(LOSS)                                                               $   2,138            $  (2,612)           $   1,790
                                                                                =========            =========            =========

EARNINGS/(LOSS) PER SHARE - BASIC
    AND DILUTED
         Income/(loss) before extraordinary item                                $     .33            $    (.34)           $     .22
         Extraordinary item                                                          (.03)                   -                    -
                                                                                ---------            ---------            ---------

         NET EARNINGS/(LOSS) PER SHARE                                          $     .30            $    (.34)           $     .22
                                                                                =========            =========            =========

WEIGHTED AVERAGE NUMBER OF SHARES                                                   7,111                7,746                8,241
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



                                           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                           (IN THOUSANDS)


                                            Common Stock       Additional                   Treasury Stock
                                         --------------------    Paid-In     Retained     ------------------
                                         Shares       Dollars    Capital     Earnings     Shares     Dollars      Total
                                         ------       -------    -------     --------     ------     -------      -----

Balance - January 27, 1996                9,239           9      35,170      14,306        (965)     (3,437)     46,048

Purchase of treasury stock                    -           -           -           -        (250)       (811)       (811)

Retirement of treasury  stock              (965)         (1)     (3,453)          -         965       3,454           -

Issuance of stock                             5           -          15           -           -           -          15

Net income                                    -           -           -       1,790           -           -       1,790
                                       --------    --------    --------    --------    --------    --------    --------

Balance - February 1, 1997                8,279    $      8    $ 31,732    $ 16,096        (250)   $   (794)   $ 47,042

Purchase of treasury stock                    -           -           -           -        (328)     (1,056)     (1,056)

Issuance of stock                             3           -          15           -           -           -          15

Net loss                                      -           -           -      (2,612)          -           -      (2,612)
                                       --------    --------    --------    --------    --------    --------    --------

Balance - January 31, 1998                8,282    $      8    $ 31,747    $ 13,484        (578)   $ (1,850)   $ 43,389

Purchase of treasury stock                    -           -           -           -        (879)     (2,244)     (2,244)

Issuance of stock                             6           -          15           -           -           -          15

Net income                                    -           -           -       2,138           -           -       2,138
                                       --------    --------    --------    --------    --------    --------    --------

Balance - January 30, 1999                8,288    $      8    $ 31,762    $ 15,622      (1,457)   $ (4,094)   $ 43,298
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




                                           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (IN THOUSANDS)



                                                                                                  Year Ended
                                                                            -----------------------------------------------
                                                                            January 30,       January 31,       February 1,
                                                                               1999              1998              1997
                                                                            -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income/(loss)                                                        $  2,138          $ (2,612)         $  1,790
    Adjustments to reconcile net income/(loss) to net cash
      provided by operating activities:
             Depreciation and amortization                                      3,535             4,761             3,749
             Provision for doubtful accounts                                      212               284               170
             Provision for sales returns                                          106                 -               261
             Deferred tax (benefit)/provision                                     (70)             (392)              307
             Loss/(gain) on disposal of property, plant
               and equipment                                                        7                (2)               19
    Provision for stock compensation                                               15                15                15
    (Increase)/decrease in operating assets:
             Accounts receivable                                               (7,441)             (761)            8,087
             Inventories                                                       (1,299)            5,990               795
             Prepaid expenses and other current assets                          1,910            (2,422)              284
             Other assets                                                         480              (310)             (164)
    Increase/(decrease) in operating liabilities:
             Accounts payable                                                     (62)             (271)           (1,434)
             Accrued expenses                                                     579               583              (719)
                                                                             --------          --------          --------

                  Net cash provided by operating activities                       110             4,863            13,160
                                                                             --------          --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                  (2,221)           (4,010)           (3,816)
    Proceeds from sale of equipment                                                15                34                 -
                                                                             --------          --------          --------

                  Net cash used in investing activities                        (2,206)           (3,976)           (3,816)
                                                                             --------          --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt
      and capital lease liabilities                                            (1,446)           (3,514)           (4,776)
    Proceeds from line of credit                                               10,500            15,700             6,600
    Payments to line of credit                                                (10,500)          (15,700)           (6,600)
    Purchase of treasury stock                                                 (2,244)           (1,056)             (811)
                                                                             --------          --------          --------

                  Net cash used in financing activities                        (3,690)           (4,570)           (5,587)
                                                                             --------          --------          --------

NET (DECREASE)/INCREASE IN CASH                                                (5,786)           (3,683)            3,757

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                       6,747            10,430             6,673
                                                                             --------          --------          --------

CASH AND EQUIVALENTS AT END OF YEAR                                          $    961          $  6,747          $ 10,430
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


                                           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (IN THOUSANDS)




                                                                                   Year Ended
                                                              ----------------------------------------------------
                                                              January 30,          January 31,         February 1,
                                                                 1999                 1998                1997
                                                              -----------          -----------         -----------

SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING ACTIVITIES:

    Capital lease obligations                                   $    -               $    -               $    8


SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

    Cash paid during the year for:
      Interest and gold consignment fees                        $2,592               $2,858               $3,451
      Income taxes                                              $  835               $   95               $  425





The accompanying notes are an integral part of these consolidated financial statements.

   MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   AS OF JANUARY 30, 1999
--------------------------------------------------------------------------------

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

        Basis of Consolidation and Presentation
        ---------------------------------------

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

        Research and Development
        ------------------------

        Fifty percent of product development costs are capitalized and amortized over three years and the remaining portion is expensed in the year incurred. In fiscal 1999 and 1998 the Company capitalized approximately $446,000 and $483,000, respectively.

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 30, 1999


1.      NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        -------------------------------------------------------------------
        (Continued)

        Intangibles
        -----------

        Intangible assets (net of accumulated amortization of $1,623,000 and $1,416,000 as of January 30, 1999 and January 31, 1998, respectively), consist of patents which are amortized on a straight-line basis over the lives of the patents, approximately 14 years and a covenant-not-to-compete which is amortized on a straight-line basis over the life of the covenant of five years.

        Long-lived Assets
        -----------------

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", long-lived assets and certain identifiable intangibles (excluding financial instruments and deferred tax assets) to be held and used are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

        If a review for recoverability is necessary, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Any impairment loss recognized is measured as excess of carrying amount of the asset over the fair value of the asset.

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

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 30, 1999
--------------------------------------------------------------------------------

1.      NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        -------------------------------------------------------------------
        (Continued)

        Catalog Costs
        -------------

        Catalog costs are charged to expense as incurred, the only exception being major catalog revisions. Costs capitalized are amortized over the units of catalogs shipped, up to a maximum of two years. At January 30, 1999, January 31, 1998 and February 1, 1997, in connection with three significant catalog revisions, approximately $52,000, $210,000 and $124,000 respectively, had been capitalized. Included in the statement of operations for the years ended January 30, 1999, January 31, 1998 and February 1, 1997, is amortization expense of $158,000, $229,000 and $230,000, respectively.

        Cash Equivalents
        ----------------

        Highly liquid investments with maturities of three months or less at the date of acquisition are classified as cash equivalents.

        Financial Instruments
        ---------------------

        The Company utilizes financial instruments, including commodity futures, forwards and options on futures, to limit its exposure to fluctuations in the price of gold. The Company does not hold or issue such instruments for trading purposes. The Company hedges its future contracts for gold against anticipated sales commitments with its customers. Gains or losses on the future contracts are deferred until settlement of the related anticipated sales to a customer. At January 30, 1999, there were no forward contracts outstanding. The Company's exposure to market risk related to the derivative financial instruments is limited to fluctuations in the price of gold. The Company is also exposed to credit loss in the event of nonperformance by the counterparties to the instruments; however, the risk of credit loss is not considered to be significant.

        Earnings Per Share
        ------------------

        During the year ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", ("SFAS 128"), which requires presentation of basic and diluted earnings per share ("EPS") on the face of the consolidated statements of operations and requires a reconciliation of the numerators and denominators of the basic and diluted EPS calculations. Basic EPS is computed by dividing net income by the weighted average shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options to issue common stock were exercised and converted to common stock. Options and warrants outstanding were not materially dilutive for each of the three years in the period ended January 30, 1999. Earnings per share for prior periods have been computed in accordance with SFAS 128.

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 30, 1999


1.      NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        -------------------------------------------------------------------
        (Continued)

        New Accounting Standard
        -----------------------

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for the year ended January 30, 1999. SFAS No. 131 redefines how operating segments are determined and requires expanded quantitative and qualitative disclosures relating to a company's operating segments. The adoption of SFAS No. 131 did not have a material impact on current disclosures.

        New Accounting Pronouncements Not Yet Adopted
        ---------------------------------------------

        In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued and is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Company is currently evaluating the impact of adopting SFAS No. 133.

        Internal-Use Software
        ---------------------

        In March 1998, the American Institute of Certified Public Accountants issued its Statement of Position ("SOP") 98-1, which provides guidance on accounting for costs of computer software developed or obtained for internal use. It defines the various stages of computer software development as 1) the preliminary project stage, 2) the applications development stage, and 3) the post-implementation/operations stage. Internal and external costs incurred during the preliminary project stage and the post-implementation/operations stage should not be capitalized. However, internal and external costs during the applications development stage, generally would be required to be capitalized.

        The Company currently capitalizes externally incurred software costs relating to internal use software while internally incurred costs are currently expensed in the year incurred. This statement requires the capitalization and amortization of such internal costs.

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

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 30, 1999


1.      NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        -------------------------------------------------------------------
        (Continued)

        Fiscal Year End
        ---------------

        The Company's fiscal year end is the Saturday closest to the end of January, effective with the fiscal year ended February 1, 1997. The financial statements for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997 were comprised of 52, 52 and 53 weeks, respectively.

   2.    INVENTORIES
         -----------

         Inventories consist of:           January 30,  January 31,
                                              1999         1998
                                           -----------  ----------
                                                (In thousands)

               Finished goods                $31,349      $27,691
               Work in process                14,324       13,335
               Raw materials                   3,635        5,095
                                             -------      -------
                                              49,308       46,121
               Less:
                Consigned gold                35,096       33,208
                                             -------      -------
                                             $14,212      $12,913
                                             =======      =======

        At January 30, 1999 and January 31, 1998, inventories excluded approximately 123,000 and 108,900 ounces of gold on consignment, respectively.

        In the fourth quarter of the year ended January 31, 1998, management of the Company reassessed its marketing and production strategy and determined to implement a significantly different strategy. This was a direct result of the changing order patterns of some of the Company's major customers. As such, management made the determination to write down certain inventory, by approximately $3,309,000, as part of the implementation of a SKU reduction program and the markdown of discontinued styles.

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 30, 1999


3.      PROPERTY, PLANT AND EQUIPMENT
        -----------------------------

        Property, plant and equipment consist of the following:

                                                        January 30,    January 31,
                                                            1999          1998
                                                            ----          ----
                                                              (In thousands)

               Machinery and equipment                    $34,441        $32,437
               Leasehold improvements                       2,573          2,492
               Building and building improvements           6,337          6,331
               Land                                         1,638          1,508
                                                          -------        -------
                                                           44,989         42,768
               Less:  Accumulated depreciation
                         and amortization                  28,073         24,723
                                                          -------        -------
                                                          $16,916        $18,045
                                                          =======        =======

        Included in selling, general and administrative expenses for the year ended January 31, 1998 was a charge of approximately $441,000 that was due to the write down of certain long-lived assets.

4.      GOLD CONSIGNMENT AGREEMENTS
        ---------------------------

        The Company has gold consignment agreements with gold lenders. Under the terms of the agreements, the Company is entitled to lease the lesser of an aggregate amount of 191,000 ounces, or an aggregate consigned gold value not to exceed $73,500,000. The consigned gold is secured by certain property of the Company including its inventory and equipment. Title to such consigned gold remains with the gold lenders until the Company purchases the gold. However, during the period of consignment, the entire risk of physical loss, damage or destruction of the gold is borne by the Company. The purchase price per ounce is based on the daily Second London Gold Fix. The Company pays the gold consignors a consignment fee based on the dollar value of gold ounces outstanding, as defined in the agreements.

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

        The consignment agreements contain certain restrictive covenants relating to maximum usage, net worth, working capital, and other financial ratios, and each of the agreements require the Company to own a specific amount of gold at all times. As of January 30, 1999, the Company was in compliance with these covenants, and the Company's owned gold inventory was valued at approximately $4,560,000.

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 30, 1999


5.      ACCRUED EXPENSES
        ----------------

        Accrued expenses consist of the following:

                                                                 January 30,          January 31,
                                                                    1999                  1998
                                                                    ----                  ----
                                                                           (In thousands)

               Accrued advertising                                 $2,119               $1,177
               Accrued payroll expenses                             1,228                  497
               Customer deposits payable                              261                  154
               Accrued interest                                        15                  317
               Accrued legal expense                                   --                  600
               Other accrued expenses                               1,341                1,640
                                                                   ------               ------
                                                                   $4,964               $4,385
                                                                   ======               ======

6.      LONG-TERM DEBT
        --------------

        Long-term debt consists of the following:

                                                                                       January 30,          January 31,
                                                                                          1999                 1998
                                                                                       -----------          ----------
                                                                                                (In thousands)
        Note payable - interest at 6.85%, interest only of $60,000 payable monthly for first year, interest and principal of $157,000 payable monthly over a seven-year term through January 2007.
                                                                                        $10,444             $      -

        Mortgage payable - interest at 8%, interest and principal of $24,000 payable monthly over a ten-year term through October 2005
                                                                                          2,173                2,283

        Notes payable - insurance companies, interest at 8.61% paid in full at
        January 27, 1999                                                                      -                5,555

        Notes payable - insurance companies, interest at 1.5% above the London
        Interbank Offered Rate ("LIBOR"), paid in full at January 27, 1999
                                                                                              -                6,000
                                                                                        -------             --------

                                                                                         12,617               13,838
        Less:  current portion                                                              119                1,221
                                                                                        -------             --------

                                                                                        $12,498             $ 12,617
                                                                                        =======             ========


MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 30, 1999


        Refinancing
        -----------

        On January 27, 1999, the Company repaid its existing long-term debt with the insurance companies. The Company obtained a loan from a new lender in the amount of $10,444,444. As collateral for the loan, the Company granted the lender a lien on the Company's machinery and equipment. The loan has an eight-year term and will accrue interest at 6.85%. The loan does not contain any restrictive financial covenants. The loan agreement contains a cross collateral/cross default clause in connection with the Company's Line of Credit Agreement (see Note. 7).

        The proceeds from the new loan were used to repay the notes with the insurance companies. The Company incurred $10,000 of costs which are being amortized over the term of the new loan. Costs of $342,000 associated with the old debt were written off as an extraordinary charge.

        The mortgage payable is secured by the Company's corporate headquarters building and land, having a net book value of approximately $4,555,000 at January 30, 1999. Additionally, the mortgage agreement contains certain restrictive financial covenants.

        Maturities of long-term debt as of January 30, 1999 are as follows (in thousands):

                       Year Ending January
                       -------------------

                                  2000                                          $ 119
                                  2001                                          1,333
                                  2002                                          1,429
                                  2003                                          1,532
                                  2004                                          1,642
                            Thereafter                                          6,562
                                                                              -------

                                                                              $12,617
                                                                              =======

7.      LINE OF CREDIT
        --------------

        At January 30, 1999, the Company had an unused $15,000,000 line of credit agreement. The line of credit is secured by certain assets of the Company, including accounts receivable and inventory. Borrowings under the facility bear interest at the Company's option of the bank's prime rate, the fixed rate loan (as defined in the agreement) or the adjusted Eurodollar rate plus 2.5%. The line of credit expires on July 31, 1999 subject to annual renewal. Management believes that the line of credit will be renewed; however, if the current lender decides not to renew the line, the Company believes that other lenders would be willing to enter into a similar arrangement.

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 30, 1999
--------------------------------------------------------------------------------

8.      FAIR VALUE OF FINANCIAL INSTRUMENTS
        -----------------------------------

        The carrying amounts and fair values of the Company's financial instruments are as follow:

                                                 January 30, 1999               January 31, 1998
                                              --------------------          ------------------------
                                             Carrying         Fair           Carrying         Fair
                                              Value          Value             Value         Value
                                              -----          -----             -----         -----
                                                                  (In thousands)
        Notes with lenders:

          6.85% note payable                  $10,444        $10,444         $     -        $     -
          8.61% notes payable                 $     -        $     -         $ 5,556        $ 5,725
          1995 notes payable                  $     -        $     -         $ 6,000        $ 6,000

          Mortgage payable                    $ 2,173        $ 2,291         $ 2,383        $ 2,383


        The fair value of the 6.85% note payable was assumed to reasonably approximate the carrying amount since the debt was recently issued. The fair value of the mortgage payable was based on current rates available to the Company for debt with similar remaining maturities.

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

        Income tax provision/(benefit) consists of the following:

                                                           Year Ended
                                         -----------------------------------------
                                         January 30,      January 31,       February 1,
                                           1999             1998              1997
                                           ----             ----              ----
                                                        (In thousands)
           Current:
               Federal                   $ 1,406          $(1,080)         $   398
               State and local               105             (129)              73
                                         -------          -------          -------

                                           1,511           (1,209)             471
          Deferred income tax                (70)            (392)             307
                                         -------          -------          -------

                     Total               $ 1,441          $(1,601)         $   778
                                         =======          =======          =======


MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 30, 1999
--------------------------------------------------------------------------------

9.      INCOME TAXES (Continued)
        -----------

        The following is a reconciliation of the federal statutory rate to the effective tax rate:

                                                                              Year Ended
                                                         -----------------------------------------------
                                                         January 30,      January 31,        February 1,
                                                          1999             1998               1997
                                                          ----              ----              ----

          Statutory tax (benefit) rate                    34.0%           (34.0)%            34.0%
            State and local taxes (benefit),
               net of federal benefit                      3.0             (4.0)              3.0
          Reversal of prior year accruals                    -                -              (7.3)
          Other                                            1.0                -                .6
                                                          ----            -----              ----

          Statutory tax (benefit) rate                    38.0%           (38.0)%            30.3%
                                                          ====            =====              ====

        The tax effects of significant items comprising the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                January 30,          January 31,
                                                                  1999                   1998
                                                                  ----                   ----
        Non-current deferred tax liabilities:
          Difference between book and tax
              depreciation methods                               $1,231                $  818
                                                                 ------                ------

          Current deferred tax assets:
            Reserves for sales returns and
              doubtful accounts                                     427                   454
            Inventory reserve                                       424                   150
            Other                                                   352                   116
                                                                 ------                ------

                                                                  1,203                   720
                                                                 ------                ------

            Net deferred tax liabilities                         $   28                $   98
                                                                 ======                ======

10.     OTHER INCOME/(EXPENSE)
        ----------------------

        Other income for the year ended January 31, 1998 includes a gain of approximately $625,000 on the sale of an asset.

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 30, 1999
--------------------------------------------------------------------------------

11.     RELATED PARTY TRANSACTIONS
        --------------------------

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

        The Company had another lease agreement with MRC to rent a manufacturing facility from MRC. On May 16, 1997, the Company acquired the facility for a purchase price of $1,150,000. As part of the transaction, the Company obtained an exclusive, two-year option to acquire from MRC the two remaining manufacturing and distribution facilities for $2,450,000 that are currently being leased from MRC (the "Leased Properties"). (See
        Note 18).

12.     LEASES AND COMMITMENTS
        ----------------------

        (a)  Leases

        The Company conducts certain operations from leased manufacturing and distribution facilities. In addition to rent, the Company pays property taxes, insurance and certain expenses relating to leased facilities and equipment. The Company also leases machinery and equipment.

        The following is a schedule of net minimum lease payments owed under capital and operating leases as of January 30, 1999:

                Year Ending                                   Capital            Operating
                 January                                       Leases              Leases
                 -------                                       ------              ------
                                                                     (in thousands)

                   2000                                       $  111                  $  531
                   2001                                           11                     540
                   2002                                            -                     135
                                                              ------                  ------

          Minimum lease payments:                                122                  $1,206
                                                                                      ======
            Less: Interest                                         3
                                                              ------

          Present value of net
            minimum lease payments                               119
          Less: current portion                                  108
                                                              ------
                                                              $   11
                                                              ======

        The majority of the payments set forth above for operating leases are to MacQuesten Realty Company.

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 30, 1999


12.     LEASES AND COMMITMENTS (Continued)
        ----------------------------------

        The interest rates applicable to the capital leases range from 5.0% - 8.18%. Included in property plant and equipment as of January 30, 1999 are capitalized assets with a carrying value of $481,000. Total capitalized lease amortization expense was $215,000, $242,000 and $353,000 for the years ended January 30, 1999, January 31, 1998 and February 1, 1997.

        Rent expense related to the MRC leases for the years ended January 30, 1999, January 31, 1998 and February 1, 1997 amounted to $504,000, $498,000 and $624,000, respectively, principally for manufacturing and distribution facilities.

        (b) The Company's product line includes licensed goods manufactured pursuant to two or three year agreements with licensors. Royalty fees range from 6% to 12% of net sales of these products, or a minimum guarantee, whichever is greater. The Company records the related expense over the units sold.

        As of January 30, 1999, the future guaranteed royalty commitments are as follows:

             Year Ending                              Guaranteed
               January                                   Royalty
                                                     Commitments
                                                     -----------
                                                    (in thousands)

                2000                                       $430
                2001                                        200
             Thereafter                                       4
                                                           ----

                                                           $634
                                                           ====

13.     STOCK PLANS
        -----------

        The Company has elected to continue to account for employees stock-based transactions under Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees". Since the exercise price of all stock options granted under the stock plans were equal to the price of the stock at the date of grant, no compensation has been recognized by the Company.

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 30, 1999


13.     STOCK PLANS (Continued)
        -----------------------

        Under the Company's stock option agreements, had the compensation expense been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock Based Compensation," the Company's pro forma, net income (loss) and earnings (loss) per share would have been net income
        (loss) of $2,074,000, $(2,674,000) and $1,731,000, and $.29, $(.35) and
        $.21, earnings (loss) per share for the years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively. The weighted average per share fair value of the option granted during the year ended January 30, 1999 was estimated at $.84 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                 January 30,
                                                                     1999
                                                                     ----
                      Expected life (years)                           2
                      Risk-free interest rates                      5.5%
                      Expected volatility                         44.4%
                      Expected dividend yield                         -

        The pro forma effect on net income and earnings per share for the year ended January 30, 1999 may not be representative of the pro forma effect in future years because it includes compensation cost on a straight line basis over the vesting periods of the grants and does not take into consideration the pro forma compensation costs for grants made prior to 1996.

        INCENTIVE STOCK OPTION PLANS

        (1) During July 1986, the Company adopted the 1986 Incentive Stock Option Plan. The Plan, as amended, permits the granting of incentive stock options and non-qualified stock options to employees for the purchase of up to an aggregate of 500,000 shares of common stock. The option term is for a period not to exceed ten years from the date of grant. At January 30, 1999, all shares reserved under the plan had been granted.

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 30, 1999
--------------------------------------------------------------------------------

13.     STOCK PLANS (Continued)
        -----------------------

        The changes in the number of shares under option, the weighted average option price per share and the exercisable price per share are as follows:

        1986 Incentive Stock Option Plan
        --------------------------------
                                                                                   Weighted
                                                                                    Average       Exercise
                                                                        Shares    Option Price      Price
                                                                        ------    ------------      -----

             Outstanding and exercisable, January 27, 1996               54,500       $3.63        $3.63

             Lapsed                                                      (1,000)      $3.63        $3.63
                                                                      ---------

             Outstanding and exercisable, February 1, 1997               53,500       $3.63        $3.63

             Lapsed                                                     (53,500)      $3.63        $3.63
                                                                        -------

             Outstanding and exercisable, January 31, 1998
                 and January 30, 1999                                         -       $   -        $   -
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

        Long-term Incentive Plan
        ------------------------
                                                                               Weighted
                                                                                Average             Exercise
                                                                   Shares     Option Price            Prices
                                                                   ------     ------------            ------

              Outstanding at January 27, 1996                      664,900      $3.92            $2.63 - $7.75

              Lapsed                                               (11,400)     $3.88            $2.94 - $4.13
              Granted                                               15,000      $3.31            $3.31
                                                                  --------

             Outstanding at February 1, 1997                       668,500      $3.91            $2.63 - $7.75

              Lapsed                                              (114,000)     $2.63-$6.13      $2.63 - $6.13
              Granted                                              134,400      $3.00            $2.13 - $3.00
                                                                   -------


MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 30, 1999
--------------------------------------------------------------------------------

13.     STOCK PLANS (Continued)
        -----------

        Long-term Incentive Plan (Continued)
        ------------------------------------

                                                                                   Weighted
                                                                                    Average           Exercise
                                                                    Shares        Option Price           Price
                                                                    ------        ------------           -----

             Outstanding at January 31, 1998                       688,500          $3.60          $2.13 - $7.75

              Lapsed                                              (190,000)         $4.14          $2.94 - $7.75
              Granted                                              150,000          $3.125         $3.125
                                                                  --------

               Outstanding at January 30, 1999                     648,500          $3.33          $2.13 - $6.13
                                                                 =========

        Options were exercisable at January 30, 1999 were for 410,060 shares of common stock at prices between $2.13- $6.13 a share. At January 30, 1999, shares for future option grants totaling 1,336,500 were available under the plan.

        Non-Employee Directors' Stock Option Plan
        -----------------------------------------

                                                                                    Weighted
                                                                                     Average        Exercise
                                                                      Shares      Option Price        Price
                                                                      ------      ------------        -----

              Outstanding at January 27, 1996                           45,000      $4.58        $2.63 - $8.00

              Lapsed                                                   (10,000)     $7.31        $6.63 - $8.00
              Granted                                                   15,000      $3.03        $3.00 - $3.06
                                                                      --------

             Outstanding at February 1, 1997                            50,000      $3.63        $2.63 - $5.00

             Lapsed                                                     (5,000)     $4.18        $4.18
             Granted                                                    15,000      $3.00        $2.69 - $3.00
                                                                      --------

             Outstanding at January 31, 1998                            60,000      $2.69        $2.63 - $5.00

              Lapsed                                                   (10,000)     $4.19        $4.19
              Granted                                                   15,000      $2.75        $2.56 - $3.00
                                                                       -------

             Outstanding at January 30, 1999                            65,000      $3.08        $2.39 - $5.00
                                                                       =======

        Options were exercisable at January 30, 1999 for 33,633 shares of common stock at prices between $2.93 - $5.00 a share. At January 30, 1999, shares for future option grants totaling 185,000 were available under this plan.

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 30, 1999
--------------------------------------------------------------------------------

13.     STOCK PLANS (Continued)
        -----------------------

        WARRANTS AND NON-QUALIFIED OPTIONS

        The Company has granted common stock purchase warrants and non-qualified options.

        The changes in the number of shares under the stock purchase warrants and non-qualified options and the weighted average option price per share are as follows:

                                                                                     Weighted
                                                                                      Average         Exercise
                                                                        Shares      Option Price         Price
                                                                        ------      ------------         -----

              Outstanding at January 27, 1996                            70,000       $5.15        $3.25 - $7.50

              Lapsed                                                    (45,000)      $4.75        $4.00 - $6.25
                                                                       --------

             Outstanding at February 1, 1997                             25,000       $5.82        $3.25 - $7.50

              Granted                                                    96,000       $3.00        $3.00
                                                                       --------

             Outstanding at January 31, 1998                            121,000       $3.58        $3.00 - $7.50

              Lapsed                                                    (25,000)      $5.82        $3.25 - $7.50
                                                                       --------

             Outstanding and exercisable at
                January 30, 1999                                         96,000       $3.00        $3.00
                                                                       ========

14.     RETIREMENT PLAN
        ---------------

        The Company established a 401(k) Retirement Plan and Trust for all eligible employees. Under the terms of the plan the employee may contribute 1% to 20% of compensation. There is a partial employer matching contribution. Included in the statement of operations for the years ended January 30, 1999, January 31, 1998 and February 1, 1997 is $69,000, $96,000 and $34,000 of expense for the employer portion of the contribution.

15.     SIGNIFICANT CUSTOMERS
        ---------------------

        Sales to the Company's two largest customers were approximately 13% and 11%, 13% and 13%, and 13% and 12%, respectively, of net sales for the years ended January 30, 1999, January 31, 1998, and February 1, 1997.

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 30, 1999
--------------------------------------------------------------------------------

16.     STOCK REPURCHASE PROGRAM
        ------------------------

        In December 1995, the Company announced a Common Stock Repurchase Program, (the "1995 Stock Repurchase Program"), pursuant to which the Company may repurchase up to 750,000 share of Common Stock. On April 4, 1997, the Board of Directors authorized an increase of an additional 500,000 shares of common stock that the Company may repurchase under the stock repurchase plan. On May 26, 1998, the Board of Directors authorized an increase of up to an additional 1,000,000 shares of common stock that the Company may repurchase under the Stock Repurchase Plan. During the years ended January 30, 1999, January 31, 1998, and February 1, 1997, the Company repurchased a total of 879,000, 328,000 and 250,000 shares, respectively, on the open market under the 1995 Stock Repurchase Program for an aggregate price of approximately $2,244,000, $1,056,000 and $811,000, respectively. Effective May 24, 1996, the Board of Directors authorized the Company to retire 965,200 shares of common stock, previously held as treasury stock.

17.     LEGAL PROCEEDINGS
        -----------------

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

18.     SUBSEQUENT EVENTS
        -----------------

        On February 10, 1999, the Company obtained a loan in the amount of $937,500. As collateral for the loan, the Company granted the lender a first mortgage on the manufacturing facility. The mortgage has a fifteen-year term and interest will accrue at 7.05% per annum. The mortgage does not contain any restrictive financial covenants.

        On March 17, 1999, the Company completed a $4.5 million acquisition of certain assets, primarily molds, machinery and equipment, and inventory, of Town and Country Fine Jewelry Group. In a separate transaction, the Company sold $2.2 million of these purchased assets.

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 30, 1999
--------------------------------------------------------------------------------

18.     SUBSEQUENT EVENTS (Continued)
        -----------------

        On April 9, 1999 the Company exercised its option to purchase the remaining manufacturing and distribution facilities housed in the buildings located at 60 and 70 South MacQuesten Parkway, Mt. Vernon at an aggregate purchase price of $2,450,000 and on terms and conditions substantially the same as those agreed to for the purchase of the 50 building.

        In April 1999, the Company entered into an Asset Purchase Agreement with Eurospark Industries, Inc. to purchase machinery and equipment of Eurospark Industries, Inc. for $500,000. The sale of these assets must be approved by the United States Bankruptcy Court for the Eastern District of New York before completion of the transaction.

        In early 1999, the compensation committee determined that Michael Anthony should adopt a Change of Control Plan. The Plan will provide for severance payments to executive officers and other key employees. The severance payments to the executives will be an amount equal to three times the individual's most recent salary and bonus plus a tax "gross up" payment. Other employees are entitled to one to three times their base salary and bonus plus a tax "gross up" payment. The Plan also provides for continuation of medical and dental benefits for a period of one year and automatic vesting of stock options, if permissable under the applicable stock option plan. These severance benefits are triggered upon a change of control, as defined in the Plan. Individual agreements under the Plan will be entered into by each of the executive officers and other key employees.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.     Summary of Quarterly Results (Unaudited) (in thousands)

                                       Year Ended  January 30, 1999                    Year Ended January 31, 1998
                              ---------------------------------------------     ------------------------------------------
                                               Quarter Ended                                   Quarter Ended
                              ---------------------------------------------     ------------------------------------------


                                May 2,      Aug. 1,    Oct. 31,    Jan. 30,      May 3,     Aug. 2,     Nov. 1,     Jan.31,
                                 1998        1998        1998        1999         1997        1997        1997        1998
                                 ----        ----        ----        ----         ----        ----        ----        ----


Net sales (A)                  $ 30,432    $ 26,912    $ 43,758    $ 35,907    $ 27,606    $ 22,618    $ 41,753    $ 37,972

Cost of goods sold               23,925      21,163      34,373      26,409      22,544      18,967      33,193      32,478
                               --------    --------    --------    --------    --------    --------    --------    --------

   Gross profit                   6,507       5,749       9,385       9,498       5,062       3,651       8,560       5,494

Selling, general &
   administrative
     expenses                     5,688       5,686       6,949       7,061       5,252       5,845       6,233       7,825
                               --------    --------    --------    --------    --------    --------    --------    --------

Operating income/(loss)             819          63       2,436       2,437        (190)     (2,194)      2,327      (2,331)


Other income (expense):

   Gold consignment fees           (260)       (242)       (344)       (260)       (260)       (347)       (378)       (320)


   Interest expense                (277)       (266)       (283)       (358)       (381)       (304)       (363)       (474)

   Interest income                   81          78          52          34         125         113          31          28

   Other - net                       15          18          31          17          24         643          19          19
                               --------    --------    --------    --------    --------    --------    --------    --------

Total other income                 (441)       (412)       (544)       (567)       (492)        105        (691)       (747)
   (expense)


Income/(loss) from operations
   before extraordinary item
      and income taxes              378        (349)      1,892       1,870        (682)     (2,089)      1,636      (3,078)



Income tax
   provision/(benefit)              144        (133)        719         711        (259)       (822)        650      (1,170)
                               --------    --------    --------    --------    --------    --------    --------    --------

   Net income/(loss)
      before extraordinary
         item                       234        (216)      1,173       1,159        (423)     (1,267)        986      (1,908)

Extraordinary item -
   net of income taxes of
      $130,000                        -           -           -         212           -           -           -           -
                               --------    --------    --------    --------    --------    --------    --------    --------

    Net income/(loss)          $    234    $   (216)   $  1,173    $    947    $   (423)   $ (1,267)   $    986    $ (1,908)
                               ========    ========    ========    ========    ========    ========    ========    ========

Earnings/(loss) per share(B):

Income/(loss) before
   extraordinary item          $   0.03    $  (0.03)   $   0.17    $   0.17    $  (0.05)   $  (0.15)   $   0.13    $  (0.25)
Extraordinary item                    -           -           -       (0.03)          -           -           -           -
                               --------    --------    --------    --------    --------    --------    --------    --------
Net earnings/(loss)
   per share                   $   0.03    $  (0.03)   $   0.17    $   0.14    $  (0.05)   $  (0.15)   $   0.13    $  (0.25)
                                 ======     =======    ========    ========    ========    =========    =======    ========


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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


---------------------------------- ----------------- -------------------- ---------------- ------------------ ----------------
                                                                             ADDITIONS
                                      BALANCE AT                             CHARGED TO                           BALANCE AT
                                     BEGINNING OF    ADDITIONS CHARGED TO      OTHER                               END OF
DESCRIPTION                             PERIOD        COSTS AND EXPENSES      ACCOUNTS        DEDUCTIONS(A)        PERIOD
---------------------------------- ----------------- -------------------- ---------------- ------------------ ----------------
Allowance for doubtful
accounts:

---------------------------------- ----------------- -------------------- ---------------- ------------------ ----------------

Year ended January 30, 1999            $716                 $212             $  -                $(390)             $538

Year ended January 31, 1998             656                  284                -                 (224)              716

Year ended February 1, 1997             901                  170                -                 (415)              656



Allowance for sales returns:

Year ended January 30, 1999            $480                 $506             $  -                $(400)             $586

Year ended January 31, 1998             748                    -                -                 (268)              480

Year ended February 1, 1997             674                  261                -                 (187)              748


        (A) Allowances, returns and uncollectible accounts charged against the reserve, (net of collections on previously written-off accounts).