Form 10-Q
period 1999-05-01
MICHAEL ANTHONY JEWELERS INC
filed 1999-06-03
CIK 799515

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          For Quarter ended May 1, 1999

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

               CLASS
               -----                                Number of Shares
Common Stock, Par Value $.001                       Outstanding as of
                                                      June 1, 1999
                                                    -----------------
                                                        6,716,223

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I  FINANCIAL INFORMATION:
ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Condensed Balance Sheets,
           May 1, 1999 (Unaudited) and
             January 30, 1999................................................................................   3

         Consolidated Condensed Statements of Income,
           Three-Month Period Ended
             May 1, 1999 and May 2, 1998 (Unaudited) ........................................................   4

         Consolidated Condensed Statement of Changes in
           Stockholders' Equity, Three-Month Period Ended
             May 1, 1999 (Unaudited).........................................................................   5

         Consolidated Condensed Statements of Cash Flows,
           Three-Month Period Ended
             May 1, 1999 and May 2, 1998 (Unaudited).........................................................   6

         Notes to Consolidated Condensed Financial
           Statements........................................................................................  7-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS...................................................................................... 10-15

PART II  OTHER INFORMATION:

         Item 1 Through Item 6 ..............................................................................   16

          Signature Page.....................................................................................   17

                         MICHAEL ANTHONY JEWELERS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         May 1,        January 30,
                                                                          1999            1999
                                                                       ---------       -----------
                                                                      (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and equivalents                                               $  2,605         $    961
     Accounts receivable:
        Trade (less allowances of $794 and $1,124, respectively)          24,940           29,194
        Other                                                                269              203
     Inventories                                                          15,567           14,212
 Prepaid expenses and other current assets                                 1,536            1,397
     Deferred taxes                                                        1,203            1,203

          Total current assets                                            46,120           47,170

PROPERTY, PLANT AND EQUIPMENT - net                                       18,899           16,916
INTANGIBLES - net                                                            325              377
OTHER ASSETS                                                                 556              574
                                                                        --------         --------
                                                                        $ 65,900         $ 65,037
                                                                        ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - trade                                           $  3,353         $  2,808
     Current portion of long-term debt and lease liability                   525              227
     Accrued expenses                                                      4,304            4,964
                                                                        --------         --------

          Total current liabilities                                        8,182            7,999
                                                                        --------         --------

LONG-TERM DEBT                                                            13,061           12,498
                                                                        --------         --------
CAPITAL LEASE LIABILITY                                                        2               11
                                                                        --------         --------
DEFERRED TAXES                                                             1,231            1,231
                                                                        --------         --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock - par value $1.00 per share;
         1,000,000 shares authorized; none issued                              -                -
     Common stock - par value $.001 per share;
         20,000,000 shares authorized; 8,288,000
         shares issued and outstanding                                         8                8
     Additional paid-in capital                                           31,762           31,762
     Retained earnings                                                    15,805           15,622
     Treasury stock, 1,472,000 and 1,457,000 shares as of
         May 1, 1999 and January 30, 1999, respectively                   (4,151)          (4,094)
                                                                        --------         --------

               Total stockholders' equity                                 43,424           43,298
                                                                        --------         --------

                                                                        $ 65,900         $ 65,037
                                                                        ========         ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                       Three Months Ended
                                 ---------------------------
                                   May 1,           May 2,
                                    1999              1998
                                 ----------       ----------

NET SALES                         $ 28,982         $ 30,432

COST OF GOODS SOLD                  22,171           23,925
                                  --------         --------

     GROSS PROFIT ON SALES           6,811            6,507

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES            6,163            5,688
                                  --------         --------

     OPERATING INCOME                  648              819

OTHER INCOME/(EXPENSES):
     Gold consignment fee             (224)            (260)
     Interest expense                 (233)            (277)
     Interest income                    76               81
     Other income                       27               15
                                  --------         --------

     Total Other Expense              (354)            (441)
                                                   --------

INCOME BEFORE INCOME TAXES             294              378

INCOME TAX PROVISION                   111              144
                                  --------         --------

     NET INCOME                   $    183         $    234
                                  ========         ========

EARNINGS PER SHARE
   - BASIC AND DILUTED            $   0.03         $   0.03
                                  ========         ========

WEIGHTED AVERAGE NUMBER
   OF SHARES                         6,830            7,436
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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)






                                     Common Stock           Additional                        Treasury Stock
                                 ---------------------       Paid-In      Retained        ---------------------
                                 Shares        Dollars       Capital      Earnings        Shares        Dollars        Total
Balance -
  January 30, 1999                 8,288      $      8      $ 31,762      $ 15,622        (1,457)      $ (4,094)      $ 43,298
Purchase of treasury stock             -             -             -             -            15            (57)           (57)
Net income                             -             -             -           183             -              -            183
                                --------      --------      --------      --------      --------       --------       --------
Balance -
 May 1, 1999                       8,288      $      8      $ 31,762      $ 15,805        (1,472)      $ (4,151)      $ 43,424
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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                             Three Months Ended
                                                                          -----------------------
                                                                           May 1,          May 2,
                                                                            1999            1998
                                                                          --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $   183         $   234
   Adjustments to reconcile net income
     to net cash provided by/(used in) operating activities:
             Depreciation and amortization                                    917             907
             Provision for accounts receivable                                 82              86
             Provision for sales returns                                     (412)            680
   (Increase)/decrease in operating assets:
             Accounts receivable                                            4,518          (3,140)
             Inventories                                                   (1,355)            869
             Prepaid expenses and other current assets                       (139)            (40)
             Other assets                                                      18             136
   Increase/(decrease) in operating liabilities:
             Accounts payable                                                 545          (1,387)
             Accrued expenses                                                (660)           (516)
                                                                          -------         -------

               Net cash provided by/(used in) operating activities          3,697          (2,171)
                                                                          -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment - net                         (2,848)           (423)
                                                                          -------         -------

               Net cash used in investing activities                       (2,848)           (423)
                                                                          -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt
     and capital lease liabilities                                            (49)            (85)
   Proceeds from long term debt                                               901               -
   Purchase of treasury stock                                                 (57)           (977)
                                                                          -------         -------

               Net cash provided by/(used in) financing activities            795          (1,062)
                                                                          -------         -------

INCREASE/(DECREASE) IN CASH AND EQUIVALENTS                                 1,644          (3,656)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                   961           6,747
                                                                          -------         -------

CASH AND EQUIVALENTS AT END OF PERIOD                                     $ 2,605         $ 3,091
                                                                          =======         =======


SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
Cash paid during the period for:
Interest and gold consignment fees                                        $   753         $   608
Taxes                                                                     $   526         $     0



The accompanying notes are an integral part of these consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                     FORM 10-Q FOR QUARTER ENDED MAY 1, 1999
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 30, 1999 IS UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     The unaudited interim consolidated condensed balance sheet as of May 1, 1999 and the unaudited consolidated condensed statements of income for the three months ended May 1, 1999 and May 2, 1998, the unaudited consolidated statement of changes in stockholders' equity for the three months ended May 1, 1999 and the unaudited consolidated condensed statements of cash flows for the three months ended May 1, 1999 and May 2, 1998, and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the 1999 Annual Report to Stockholders of Michael Anthony Jewelers, Inc. (the "Company").

     The information furnished reflects, in the opinion of the management of the Company, all adjustments, consisting of normal recurring accruals, which are necessary to present a fair statement of the results for the interim periods presented.

     The interim figures are not necessarily indicative of the results to be expected for the fiscal year due to the seasonal nature of the business.

     New Accounting Pronouncement Not Yet Adopted
     --------------------------------------------

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued and is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Company is currently evaluating the impact of adopting SFAS No. 133.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                     FORM 10-Q FOR QUARTER ENDED MAY 1, 1999
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 30, 1999 IS UNAUDITED)

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

     The average price of gold in the current quarter was $293 per ounce as compared to $305 per ounce for the quarter ended May 2, 1998.

3.   INVENTORIES
     -----------

     Inventories consist of:

                                                       May 1,                   January 30,
                                                        1999                        1999
                                                       -------                  -----------
                                                     (Unaudited)
                                                                 (In thousands)

               Finished goods                          $36,937                   $31,349
               Work in process                          22,218                    14,324
               Raw materials                             5,062                     3,635
                                                       -------                   -------
                                                        64,217                    49,308
               Less:
               Consigned gold                           48,650                    35,096
                                                       -------                   -------

                                                       $15,567                   $14,212
                                                       =======                   =======


     Inventories as of May 1, 1999 and January 30, 1999 excluded approximately 169,000 and 123,000 ounces of gold on consignment, respectively.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                     FORM 10-Q FOR QUARTER ENDED MAY 1, 1999
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 30, 1999 IS UNAUDITED)


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

     As of May 28, 1999, the Company had purchased a total of 1,632,000 shares on the open market for an aggregate of approximately $4,705,000, of which 60,000 shares have been retired.

ITEM 2          MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 30, 1999 IS UNAUDITED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
------------------------------------------------
MAY 1, 1999 AND MAY 2, 1998
---------------------------

Net sales for the three months ended May 1, 1999 were approximately $28,982,000, a decrease of 5% from net sales of approximately $30,432,000 for the comparable period last year. Had it not been for the decrease in the average gold price, $293 versus last year's $305 an ounce, net sales would have decreased $814,000 or 3%.

Gross profit margin increased to approximately 23.5% of net sales for the three months ended May 1, 1999 compared to approximately 21.4% for the comparable period last year, primarily due to a change in the customer and product mix.

Selling, general and administrative expenses for the three months ended May 1, 1999 were approximately $6,163,000, an increase of $475,000 or 8% from approximately $5,688,000 for the comparable period last year. As a percentage of net sales, adjusted for the gold price difference, selling, general and administrative expenses increased to 20.8% for the three months ended May 1, 1999, from 18.7% for the comparable period of the prior year. The increase is primarily attributable to increases in (i) payroll and payroll related expenses and (ii) advertising related expenses. These increases were partially offset by decreases in product and packaging supplies.

Interest expense and gold consignment fees for the three months ended May 1, 1999 were approximately $457,000, a decrease of $80,000 or 15% compared to approximately $537,000 for the comparable period last year. Interest expense decreased $44,000 due to the Company's principal payments on its long term debt, and gold consignment fees decreased $36,000 primarily due to lower gold consignment rates and the lower gold prices.

As a result of the above factors the Company had net income for the three months ended May 1, 1999 of approximately $183,000 or $.03 per share on 6,830,000 weighted average shares outstanding, compared to $234,000 or $.03 per share on 7,436,000 weighted average shares outstanding for the comparable period last year.

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 30, 1999 IS UNAUDITED)

Liquidity and Capital Resources
-------------------------------

The Company relies on a gold consignment program, short-term and long-term borrowings and internally generated funds to finance its operations. The Company fills most of its gold supply needs through gold consignment arrangements with the Gold Lenders. Under the terms of those arrangements, the Company is entitled to lease the lesser of (i) an aggregate of 191,000 ounces of fine gold or (ii) consigned gold with an aggregate value equal to $73,500,000.

The consigned gold is secured by certain property of the Company including inventory and machinery and equipment. The Company pays the Gold Lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix. The Company believes that its financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to the Company. As of May 1, 1999, the Company held 169,000 ounces of gold on consignment with a market value of $48,650,000.

The consignment agreements contain certain restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and each of the agreements requires the Company to own a specific amount of gold at all times. At May 1, 1999, the Company was in compliance with the covenants in its consignment agreements and the Company's owned gold inventory was valued at approximately $3,800,000. Management believes that the supply of gold available through the Company's gold consignment arrangements, in conjunction with the Company's owned gold, is sufficient to meet the Company's requirements.

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

ITEM 2            MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 30, 1999 IS UNAUDITED)

Liquidity and Capital Resources (Continued)
-------------------------------

While the Company believes its supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may result in reduced demand for the Company's products. From January 30, 1999 until May 1, 1999, the closing price of gold according to the Second London Gold Fix ranged from a low of $279 per ounce to a high of nearly $294 per ounce. There can be no assurances that fluctuations in the precious metals and credit markets would not result in an interruption of the Company's gold supply or the credit arrangements necessary to allow the Company to support its accounts receivable and continue the use of consigned gold.

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

On February 10, 1999, Michael Anthony obtained a loan in the amount of $937,500. As collateral for the loan, the Company granted the lender a first mortgage on the manufacturing facility. The mortgage has a fifteen-year term and accrues interest at an annual rate of 7.05%.

In October 1995, the Company obtained a loan from a bank in the amount of $2,500,000. As collateral for the loan, the Company granted the bank a first mortgage on the Company's corporate headquarters. The mortgage has a ten-year term and interest on the mortgage accrues at 8% per annum. In addition, the mortgage contains certain restrictive financial covenants. At May 1, 1999, the Company was in compliance with the covenants and $2,143,000 of principal remained outstanding under the mortgage.

The Company has a line of credit arrangement with a commercial bank (the "Line of Credit"), under which the Company may borrow up to $15,000,000. The Line of Credit is secured by certain assets of the Company, including accounts receivable and inventory. As of May 1, 1999 no amount was outstanding under the Line of Credit.

During the three months ended May 1, 1999, cash provided from operating activities was $3,697,000. The increase is primarily due to the decreased levels of accounts receivable which were partially offset by an increase in inventory. During the comparable period of the prior year, the Company used $2,171,000 of cash in operating activities, primarily due to the increased accounts receivable.

ITEM 2            MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 30, 1999 IS UNAUDITED)

Liquidity and Capital Resources (Continued)
-------------------------------

Cash of $2,848,000 was used in investing activities as compared to $423,000 used during the comparable three-month period last year. The increase is primarily due to the Company's purchase of certain assets, primarily molds, machinery and equipment, and inventory of Town & Country Fine Jewelry Group.

Cash of $795,000 was provided from financing activities during the three-month period, compared to $1,062,000 used for the comparable period of the prior year. The cash from financing activities primarily came from a mortgage loan on one of the Company's buildings.

For the balance of fiscal 2000, the Company projects capital expenditures of approximately $1,700,000.

The Company believes that its long-term debt and existing lines of credit provide sufficient funding for the Company's operations. In the event that the Company requires additional financing during fiscal 2000, it will be necessary to fund this requirement through expanded credit facilities with its existing or other lenders. The Company believes that such additional financing can be arranged.

Subsequent Event
----------------

In May 1999, Michael Anthony learned that the United States Bankruptcy Court for the Eastern District of New York had not approved the Company's Asset Purchase Agreement with Eurospark Industries, Inc. to purchase machinery and equipment of Eurospark Industries for $500,000.

Year 2000 Compliance
--------------------

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

ITEM 2         MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 30, 1999 IS UNAUDITED)

Year 2000 Compliance (Continued)
--------------------

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

ITEM 2            MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 30, 1999 IS UNAUDITED)

Forward Looking Statements (Continued)
--------------------------

     a) general economic conditions and their impact on the retail environment.;

     b) fluctuations in the price of gold and other metals used to manufacture the Company's jewelry;

     c) risks related to the concentration of the Company's customers, particularly the operations of any of its top customers;

     d) increased competition from outside the United States where labor costs are substantially lower;

     e) variability of customer requirements and the nature of customers' commitments on projections and orders; and

     f) the extent to which the Company is able to retain and attract key personnel.

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

New Accounting Standards
------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging periods. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact of adopting SFAS No. 133.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Item 1 through Item 5

     Not applicable.


Item 6.

     (a)  Exhibits
          --------

           27             Financial Data Schedule


     (b)  Reports on Form 8-K Not applicable.
          -----------------------------------

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       MICHAEL ANTHONY JEWELERS, INC.


Dated: June 1, 1999                    By: /s/ Allan Corn
                                       -------------------------------------
                                       Allan Corn
                                       Senior Vice President and
                                       Chief Financial Officer

                                 EXHIBIT INDEX
                                       TO
                   FORM 10-Q FOR QUARTERLY ENDED MAY 1, 1999



Exhibit No.                                                         Page No.
-----------                                                         --------
    27                      Financial Data Schedule                    19