Form 10-Q
period 1999-07-31
MICHAEL ANTHONY JEWELERS INC
filed 1999-09-09
CIK 799515

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter ended July 31, 1999

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

               CLASS
               -----
                                                      Number of Shares
Common Stock, Par Value $.001                         Outstanding as of
                                                      September 3, 1999
                                                      -----------------
                                                         6,437,000

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                            PAGE
                                                                            ----
PART I  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Condensed Balance Sheets,
           July 31, 1999 (Unaudited) and
             January 30, 1999.............................................   3

         Consolidated Condensed Statements of Operations
           Six-Month Period Ended
             July 31, 1999 and August 1, 1998 (Unaudited) ................   4

         Consolidated Condensed Statement of Changes in
           Stockholders' Equity, Six-Month Period Ended
             July 31, 1999 (Unaudited)....................................   5

         Consolidated Condensed Statements of Cash Flows,
           Six-Month Period Ended
             July 31, 1999 and August 1, 1998 (Unaudited).................   6

         Notes to Consolidated Condensed Financial
           Statements.....................................................  7-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS.................................................... 9-15

PART II  OTHER INFORMATION:

         Item 1 Through Item 6 ...........................................   16

          Signature Page..................................................   17





                                                   MICHAEL ANTHONY JEWELERS, INC.
                                                CONSOLIDATED CONDENSED BALANCE SHEETS
                                                  (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  July 31,            January 30,
                                                                                    1999                 1999
                                                                                  --------             --------
                                                                                 (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and equivalents                                                         $  2,198             $    961
     Accounts receivable:
        Trade (less allowances of $789 and $1,124, respectively)                    21,548               29,194
        Other                                                                          395                  203
     Inventories                                                                    17,371               14,212
     Prepaid expenses and other current assets                                       1,551                1,397
     Deferred taxes                                                                  1,203                1,203
                                                                                  --------             --------

          Total current assets                                                      44,266               47,170

PROPERTY, PLANT AND EQUIPMENT - net                                                 19,047               16,916
INTANGIBLES - net                                                                      309                  377
OTHER ASSETS                                                                           503                  574
                                                                                  --------             --------
                                                                                  $ 64,125             $ 65,037
                                                                                  ========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Accounts payable - trade                                                     $  3,057             $  2,808
     Current portion of long-term debt and lease liability                             776                  227
     Accrued expenses                                                                4,088                4,964
                                                                                  --------             --------

          Total current liabilities                                                  7,921                7,999
                                                                                  --------             --------

LONG-TERM DEBT                                                                      12,727               12,498
                                                                                  --------             --------
CAPITAL LEASE LIABILITY                                                               --                     11
                                                                                  --------             --------
DEFERRED TAXES                                                                       1,231                1,231
                                                                                  --------             --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock - par value $1.00 per share;
         1,000,000 shares authorized; none issued                                     --                   --
     Common stock - par value $.001 per share;
         20,000,000 shares authorized; 8,308,000
         and 8,288,000 shares issued and outstanding
         as of July 31, 1999 and January 30, 1999                                        8                    8
 Additional paid-in capital                                                         31,826               31,762
     Retained earnings                                                              15,369               15,622
     Treasury stock, 1,672,000 and 1,457,000 shares as of
         July 31, 1999 and  January 30, 1999, respectively                          (4,957)              (4,094)
                                                                                  --------             --------

               Total stockholders' equity                                           42,246               43,298
                                                                                  --------             --------

                                                                                  $ 64,125             $ 65,037
                                                                                  ========             ========

   See accompanying notes to the consolidated condensed financial statements.




                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                        Three Months Ended                       Six Months Ended
                                                     -------------------------            -------------------------
                                                     July 31,        August 1,            July 31,         August 1,
                                                       1999            1998                 1999             1998
                                                     --------         --------            --------         --------

NET SALES                                            $ 25,331         $ 26,912            $ 54,313         $ 57,344

COST OF GOODS SOLD                                     19,187           21,163              41,358           45,088
                                                     --------         --------            --------         --------

     GROSS PROFIT ON SALES                              6,144            5,749              12,955           12,256

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                               6,420            5,686              12,583           11,374
                                                     --------         --------            --------         --------

     OPERATING (LOSS)/INCOME                             (276)              63                 372              882

OTHER INCOME/(EXPENSE):
     Gold consignment fee                                (277)            (242)               (501)            (502)
     Interest expense                                    (239)            (266)               (472)            (543)
     Interest income                                       63               78                 139              159
     Other income                                          28               18                  55               33
                                                     --------         --------            --------         --------

     Total Other Expense                                 (425)            (412)               (779)            (853)
                                                     --------         --------            --------         --------

(LOSS)/INCOME BEFORE INCOME
 TAXES                                                   (701)            (349)               (407)              29

INCOME TAX (BENEFIT)/PROVISION                           (265)            (133)               (154)              11
                                                     --------         --------            --------         --------

     NET (LOSS)/INCOME                               $   (436)        $   (216)           $   (253)        $     18
                                                     ========         ========            ========         ========

(LOSS)/EARNINGS PER SHARE
   - BASIC AND DILUTED                               $   (.06)        $   (.03)           $   (.04)        $    .00
                                                     ========         ========            ========         ========

WEIGHTED AVERAGE NUMBER
   OF SHARES                                            6,739            7,148               6,784            7,292
                                                     ========         ========            ========         ========



   See accompanying notes to the consolidated condensed financial statements.



                                           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                             (UNAUDITED)
                                                           (IN THOUSANDS)






                                               Common Stock         Additional                      Treasury Stock
                                            -------------------      Paid-In     Retained        --------------------
                                            Shares      Dollars      Capital     Earnings        Shares       Dollars         Total
                                            ------      -------      -------     --------        ------       -------         -----
Balance -
  January 30, 1999                           8,288     $      8     $ 31,762     $ 15,622        (1,457)     $ (4,094)     $ 43,298
Purchase of treasury stock                    --           --           --           --            (215)         (863)         (863)
                                                15         --             44         --            --            --              44
Proceeds from exercise of
stock options
                                                 5         --             20         --            --            --              20
Issuance of stock
Net loss                                      --           --           --           (253)         --            --            (253)
                                          --------     --------     --------     --------      --------      --------      --------
Balance -
 July 31, 1999                               8,308     $      8     $ 31,826     $ 15,369        (1,672)     $ (4,957)     $ 42,246
                                          ========     ========     ========     ========      ========      ========      ========



















   See accompanying notes to the consolidated condensed financial statements.



                                           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)
                                                           (IN THOUSANDS)

                                                                                       Six Months Ended
                                                                                ----------------------------
                                                                                July 31,            August 1,
                                                                                  1999                 1998
                                                                                -------              -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)/income                                                            $  (253)             $    18
   Adjustments to reconcile net (loss)/income
     to net cash provided by operating activities:
             Depreciation and amortization                                        1,978                1,812
             Provision for accounts receivable                                      132                 --
             Provision for sales returns                                           (398)                --
             Issuance of stock                                                       20                 --
   (Increase)/decrease in operating assets:
             Accounts receivable                                                  7,720                4,085
             Inventories                                                         (3,159)              (1,320)
             Prepaid expenses and other current assets                             (154)                 244
             Other assets                                                            71                  269
   Increase/(decrease) in operating liabilities:
             Accounts payable                                                       249               (1,013)
             Accrued expenses                                                      (876)                (591)
                                                                                -------              -------

                     Net cash provided by operating activities                    5,330                3,504
                                                                                -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment - net                               (4,041)              (1,103)
                                                                                -------              -------

                     Net cash used in investing activities                       (4,041)              (1,103)
                                                                                -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt
     and capital lease liabilities                                                 (134)              (1,279)
   Proceeds from long term debt                                                     901                 --
   Proceeds from exercise of stock options                                           44                 --
   Purchase of treasury stock                                                      (863)              (1,492)
                                                                                -------              -------

                     Net cash used in financing activities                          (52)              (2,771)
                                                                                -------              -------

DECREASE IN CASH AND EQUIVALENTS                                                   --                   (370)
INCREASE IN CASH AND EQUIVALENTS                                                  1,237                 --

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                         961                6,747
                                                                                -------              -------

CASH AND EQUIVALENTS AT END OF PERIOD                                           $ 2,198              $ 6,377
                                                                                =======              =======


SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
Cash paid during the period for:
Interest and gold consignment fees                                              $   812              $ 1,079
Taxes                                                                           $   265              $   185



   See accompanying notes to the consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                    FORM 10-Q FOR QUARTER ENDED JULY 31, 1999
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 30, 1999 IS UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     The unaudited condensed consolidated financial statements as of July 31, 1999 and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the 1999 Annual Report to Stockholders of Michael Anthony Jewelers, Inc. (the "Company").

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

     New Accounting Pronouncement Not Yet Adopted
     --------------------------------------------

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued and is effective for fiscal years beginning March 1, 2001. SFAS No. 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Company is currently evaluating the impact of adopting SFAS No. 133.

2.   PRODUCT PRICING
     ---------------

     The Company's products, the principal component of which is gold, are generally sold at prices which are based on the market price of gold on the date merchandise is shipped to the customer, therefore, the Company's sales volume is significantly influenced by the market price of gold. The selling prices for certain customers may be fixed for a specific period of time. In such cases, the Company is able to shift a substantial portion of the risks of gold price fluctuation by hedging against changes in the price of gold by entering into forward contracts or purchasing futures or options on futures.

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                    FORM 10-Q FOR QUARTER ENDED JULY 31, 1999
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 30, 1999 IS UNAUDITED)

2.   PRODUCT PRICING (Continued)
     ---------------------------

     The average selling price of gold in the current quarter was $278 per ounce compared to $300 per ounce for the quarter ended August 1, 1998.

3.   INVENTORIES
     -----------

     Inventories consist of:

                                             July 31,              January 30,
                                               1999                   1999
                                             -------                 -------
                                            (Unaudited)
                                                        (In thousands)

               Finished goods                $40,716                 $31,349
               Work in process                15,848                  14,324
               Raw materials                   5,282                   3,635
                                             -------                 -------
                                              61,846                  49,308
               Less:
               Consigned gold                 44,475                  35,096
                                             -------                 -------

                                             $17,371                 $14,212
                                             =======                 =======


     Inventories as of July 31, 1999 and January 30, 1999 excluded approximately 172,800 and 156,900 ounces of gold on consignment, respectively.

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

     As of September 3, 1999, the Company had purchased a total of 1,932,000 shares on the open market for an aggregate cost of approximately $6,005,000, of which 60,000 shares have been retired.

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 30, 1999 IS UNAUDITED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
------------------------------------------------
JULY 31, 1999 AND AUGUST 1, 1998
--------------------------------


Net sales for the three months ended July 31, 1999 were $25,331,000, a decrease of 5.9% from net sales of $26,912,000 for the comparable period last year. Had it not been for the decrease in the average gold price, $278 versus last year's $300 an ounce, net sales would have decreased $500,000, or 1.9%, primarily due to lower units shipped.

Gross profit margin increased to 24.3% of net sales for the three months ended July 31, 1999, compared to 21.4% for the comparable period last year, primarily due to a change in the product and customer mix as well as the lower average gold price.

Selling, general and administrative expenses for the three months ended July 31, 1999 were $6,420,000, an increase of $734,000 or 12.9% from $5,686,000 for the comparable period last year. As a percentage of net sales, adjusted for the gold price difference, selling, general and administrative expenses increased to 24.3% for the three months ended July 31, 1999 from 21.1% for the comparable period of the prior year. The increase is primarily attributable to increases in
(i) advertising related expenses and (ii) payroll and payroll related expenses.

Other income/(expense) for the three months ended July 31, 1999 was $425,000, an increase of $13,000 or 3.1% compared to $412,000 for the comparable period last year. Gold consignment fees increased $35,000 primarily due to the company's higher consignment levels and higher consignment rates. Interest expense decreased $27,000 due to the Company's refinance of its long term debt at lower rates in February 1999.

As a result of the above factors the Company had a net loss for the three months ended July 31, 1999 of $436,000 or $.06 per share on 6,739,000 weighted average shares outstanding, compared to a net loss of $216,000 or $.03 per share on 7,148,000 weighted average shares outstanding for the comparable period last year.

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 30, 1999 IS UNAUDITED)

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
----------------------------------------------
JULY 31, 1999 AND AUGUST 1, 1998
--------------------------------

Net sales for the six months ended July 31, 1999 were $54,313,000, a decrease of 5.3% from net sales of $57,344,000 for the comparable period last year. Had it not been for the decrease in the average gold price, $286 versus last year's $303 an ounce, net sales would have decreased $1,300,000 or 2.3%.

Gross profit margin increased to 23.9% of net sales for the six months ended July 31, 1999, compared to 21.4% for the comparable period last year, primarily due to a change in the product and customer mix as well as the lower average gold price.

Selling, general and administrative expenses for the six months ended July 31, 1999 were $12,583,000, an increase of $1,209,000 or 10.6% from $11,374,000 for the comparable period last year. As a percentage of net sales, adjusted for the gold price difference, selling, general and administrative expenses increased to 22.4% for the six months ended July 31, 1999 from 19.8% for the comparable period of the prior year. The increase is primarily attributable to increases in
(i) advertising related expenses and (ii) payroll and payroll related expenses. These increases were partially offset by decreases in (i) royalty and licensing fees and (ii) product and packaging supplies.

Other income/(expense) for the six months ended July 31, 1999 were $779,000, a decrease of $74,000 or 8.7% compared to $853,000 for the comparable period last year. Interest expense decreased $71,000 due to the Company's refinancing of its long term debt at lower rates in February 1999.

As a result of the above factors the Company had a net loss for the six months ended July 31, 1999 of $253,000 or $.04 per share on 6,784,000 weighted average shares outstanding, compared to net income of $18,000 or $.00 per share on 7,292,000 weighted average shares outstanding for the comparable period last year.

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 30, 1999 IS UNAUDITED)

Liquidity and Capital Resources
-------------------------------

The Company relies on a gold consignment program, short-term and long-term borrowings and internally generated funds to finance its operations. The Company fills most of its gold supply needs through gold consignment arrangements with the Gold Lenders. Under the terms of those arrangements, the Company is entitled to lease the lesser of (i) an aggregate of 245,000 ounces of fine gold or (ii) consigned gold with an aggregate value equal to $86,250,000.

The consigned gold is secured by certain property of the Company including inventory and machinery and equipment. The Company pays the Gold Lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix. The Company believes that its financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to the Company. As of July 31, 1999, the Company held 172,800 ounces of gold on consignment with a market value of $44,475,000.

The consignment agreements contain certain restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and each of the agreements requires the Company to own a specific amount of gold at all times. At July 31, 1999, the Company was in compliance with the covenants in its consignment agreements and the Company's owned gold inventory was valued at approximately $3,476,000. Management believes that the supply of gold available through the Company's gold consignment arrangements, in conjunction with the Company's owned gold, is sufficient to meet the Company's requirements.

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

Liquidity and Capital Resources (Continued)
-------------------------------

While the Company believes its supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may result in reduced demand for the Company's products. From January 30, 1999 until July 31, 1999, the closing price of gold according to the Second London Gold Fix ranged from a low of $253 per ounce to a high of nearly $294 per ounce. There can be no assurances that fluctuations in the precious metals and credit markets would not result in an interruption of the Company's gold supply or the credit arrangements necessary to allow the Company to support its accounts receivable and continue the use of consigned gold.

On January 27, 1999, the Company repaid its long-term debt with the insurance companies by obtaining a loan from a new lender in the amount of $10,444,444. As collateral for the loan, the Company granted the lender a lien on the Company's machinery and equipment. The loan has an eight-year term and will accrue interest at 6.85%. The loan does not contain any restrictive financial covenants.

On February 10, 1999, Michael Anthony obtained a loan in the amount of $937,500. As collateral for the loan, the Company granted the lender a first mortgage on one of its manufacturing facilities. The mortgage has a fifteen-year term and accrues interest at an annual rate of 7.05%. At July 31, 1999, $922,600 of principal remained outstanding under the loan.

In October 1995, the Company obtained a loan from a bank in the amount of $2,500,000. As collateral for the loan, the Company granted the bank a first mortgage on the Company's corporate headquarters. The mortgage has a ten-year term and interest on the mortgage accrues at 8% per annum. In addition, the mortgage contains certain restrictive financial covenants. At July 31, 1999, the Company was in compliance with the covenants and $2,113,000 of principal remained outstanding under the mortgage.

The Company has a line of credit arrangement with a commercial bank which varies seasonally from $10,000,000 to $18,350,000 (the "Line of Credit"). The Line of Credit is secured by certain assets of the Company, including accounts receivable and inventory. As of July 31, 1999 no amount was outstanding under the Line of Credit.

During the six months ended July 31, 1999, cash provided from operating activities was $5,330,000. The increase is primarily due to the decreased levels of accounts receivable which were partially offset by an increase in inventory. During the comparable period of the prior year, the Company provided $3,504,000 of cash in operating activities, primarily due to the increased accounts receivable.

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 30, 1999 IS UNAUDITED)

Liquidity and Capital Resources (Continued)
-------------------------------------------

Cash of $4,041,000 was used in investing activities as compared to $1,103,000 used during the comparable six-month period last year. The increase is primarily due to the Company's purchase of certain assets, primarily molds, machinery and equipment, and inventory of Town & Country Fine Jewelry Group.

Cash of $52,000 was used in financing activities during the six-month period, compared to $2,771,000 used for the comparable period of the prior year. The cash from financing activities primarily came from a mortgage loan on one of the Company's buildings.

For the balance of fiscal 2000, the Company projects capital expenditures of approximately $600,000.

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

Forward Looking Statements (Continued)
--------------------------

a.   general economic conditions and their impact on the retail environment;

b. fluctuations in the price of gold and other metals used to manufacture the Company's jewelry;

c. risks related to the concentration of the Company's customers, particularly the operations of any of its top customers;

d. increased competition from outside the United States where labor costs are substantially lower;

e. variability of customer requirements and the nature of customers' commitments on projections and orders; and

f. the extent to which the Company is able to retain and attract key personnel.

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

New Accounting Standards
------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for fiscal years beginning after March 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging periods. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact of adopting SFAS No. 133.

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




                                             MICHAEL ANTHONY JEWELERS, INC.


Dated: September 7, 1999                     By: /s/ Allan Corn
                                             ----------------------------------
                                             Allan Corn
                                             Senior Vice President and
                                             Chief Financial Officer

                                  EXHIBIT INDEX
                                       TO
                    FORM 10-Q FOR QUARTER ENDED JULY 31, 1999


   Exhibit No.                                                  Page No.
   -----------                                                  --------

        27          Financial Data Schedule                        19