Form 10-Q
period 1999-10-30
MICHAEL ANTHONY JEWELERS INC
filed 1999-11-29
CIK 799515

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter ended October 30, 1999

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
                                             ---  ---
          CLASS
                                                         Number of Shares
Common Stock, Par Value $.001                            Outstanding as of
                                                         November 22, 1999
                                                         -----------------
                                                             6,358,000

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Condensed Balance Sheets,
           October 30, 1999 (Unaudited) and
             January 30, 1999............................................   3

         Consolidated Condensed Statements of Operations
           Nine-Month Periods Ended
             October 30, 1999 and October 31, 1998 (Unaudited) ..........   4

         Consolidated Condensed Statement of Changes in
           Stockholders' Equity, Nine-Month Period Ended
             October 30, 1999 (Unaudited)................................   5

         Consolidated Condensed Statements of Cash Flows,
           Nine-Month Periods Ended
             October 30, 1999 and October 31, 1998 (Unaudited)...........   6

         Notes to Consolidated Condensed Financial
           Statements....................................................  7-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS.................................................. 10-16

PART II  OTHER INFORMATION:

         Item 1 Through Item 6 ..........................................   16

          Signature Page.................................................   17

                         MICHAEL ANTHONY JEWELERS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        October 30,       January 30,
                                                                            1999              1999
                                                                          --------         --------
                                                                        (Unaudited)
ASSETS
------

CURRENT ASSETS:
     Cash and equivalents                                                 $    253         $    961
     Accounts receivable:
        Trade (less allowances of $1,355 and $1,124, respectively)          44,299           29,194
        Other                                                                  187              203
     Inventories                                                            17,143           14,212
     Prepaid expenses and other current assets                               1,660            1,397
     Deferred taxes                                                          1,203            1,203
                                                                          --------         --------

          Total current assets                                              64,745           47,170

PROPERTY, PLANT AND EQUIPMENT - net                                         20,757           16,916
INTANGIBLES - net                                                              257              377
OTHER ASSETS                                                                   436              574
                                                                          --------         --------
                                                                          $ 86,195         $ 65,037
                                                                          ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Accounts payable - trade                                             $  7,732         $  2,808
     Note payable                                                           13,300                -
     Current portion of long-term debt and lease liability                   1,387              227
     Accrued expenses                                                        5,870            4,152
     Taxes payable                                                             826              812
                                                                          --------         --------

          Total current liabilities                                         29,115            7,999
                                                                          --------         --------

LONG-TERM DEBT                                                              13,090           12,498
                                                                          --------         --------
CAPITAL LEASE LIABILITY                                                          -               11
                                                                          --------         --------
DEFERRED TAXES                                                               1,231            1,231
                                                                          --------         --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock - par value $1.00 per share;
         1,000,000 shares authorized; none issued                                -                -
     Common stock - par value $.001 per share;
         20,000,000 shares authorized; 8,308,000
         and 8,288,000 shares issued and outstanding
         as of October 30, 1999 and January 30, 1999                             8                8
     Additional paid-in capital                                             31,826           31,762
     Retained earnings                                                      16,957           15,622
     Treasury stock, 1,951,000 and 1,457,000 shares as of
         October 30, 1999 and January 30, 1999, respectively                (6,032)          (4,094)
                                                                          --------         --------

               Total stockholders' equity                                   42,759           43,298
                                                                          --------         --------

                                                                          $ 86,195         $ 65,037
                                                                          ========         ========

   See accompanying notes to the consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                       Three Months Ended                   Nine Months Ended
                                  ---------------------------         ---------------------------
                                  October 30,      October 31,        October 30,      October 31,
                                     1999             1998               1999             1998
                                  ---------         ---------         ---------         ---------

NET SALES                         $  49,935         $  43,758         $ 104,248         $ 101,102

COST OF GOODS SOLD                   38,418            34,373            79,776            79,461
                                  ---------         ---------         ---------         ---------

     GROSS PROFIT ON SALES           11,517             9,385            24,472            21,641

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES             8,265             6,949            20,848            18,323
                                  ---------         ---------         ---------         ---------

     OPERATING INCOME                 3,252             2,436             3,624             3,318

OTHER INCOME/(EXPENSE):
     Gold consignment fee              (581)             (344)           (1,082)             (846)
     Interest expense                  (270)             (283)             (742)             (826)
     Interest income                     18                52               157               211
     Other income                       141                31               196                64
                                  ---------         ---------         ---------         ---------

     Total Other Expense               (692)             (544)           (1,471)           (1,397)
                                  ---------         ---------         ---------         ---------

INCOME BEFORE INCOME TAXES            2,560             1,892             2,153             1,921

INCOME TAX PROVISION                    972               719               818               730
                                  ---------         ---------         ---------         ---------

  NET INCOME                      $   1,588         $   1,173         $   1,335         $   1,191
                                  =========         =========         =========         =========

EARNINGS PER SHARE
   - BASIC AND DILUTED            $     .25         $     .17         $     .20         $     .17
                                  =========         =========         =========         =========

WEIGHTED AVERAGE NUMBER
   OF SHARES                          6,442             6,984             6,670             7,190
                                  =========         =========         =========         =========



   See accompanying notes to the consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                        Common Stock      Additional
                                  --------------------     Paid-In     Retained          Treasury Stock
                                   Shares     Dollars      Capital     Earnings      Shares       Dollars       Total
                                  --------    --------     --------    --------     --------     --------     --------
Balance -
January 30, 1999                     8,288    $      8     $ 31,762    $ 15,622       (1,457)    $ (4,094)    $ 43,298

Purchase of treasury stock               -           -            -           -         (494)      (1,938)      (1,938)

Proceeds from exercise of
 Stock options                          15           -           44           -            -            -           44

Issuance of stock                        5           -           20           -            -            -           20

Net income                               -           -            -       1,335            -            -        1,335
                                  --------    --------     --------    --------     --------     --------     --------

Balance - October 30, 1999           8,308    $      8     $ 31,826    $ 16,957       (1,951)    $ (6,032)    $ 42,759
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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     Nine Months Ended
                                                                -------------------------
                                                                October 30,    October 31,
                                                                   1999            1998
                                                                --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $  1,335         $  1,191
Adjustments to reconcile net income to net cash
   Provided by operating activities:
      Depreciation and amortization                                3,027            2,674
      Provision for accounts receivable                              249              111
      Provision for sales returns                                    (18)               -
      Stock compensation                                              20                -
      Gain on sale of property                                        44                -
   (Increase)/decrease in operating assets:
      Accounts receivable                                        (15,320)         (16,337)
      Inventories                                                 (2,931)          (2,822)
      Prepaid expenses and other current assets                     (263)           1,132
      Other assets                                                   138              400
   Increase in operating liabilities:
      Accounts payable                                             4,924            1,742
      Accrued expenses and taxes payable                           1,732            1,843
                                                                --------         --------

               Net cash used in operating activities              (7,153)         (10,066)
                                                                --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment - net                (5,769)          (1,608)
   Proceeds from sale of property                                    175                -
                                                                --------         --------

               Net cash used in investing activities              (5,594)          (1,608)
                                                                --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt
      and capital lease liabilities                                 (269)          (1,364)
   Proceeds from long-term debt                                      901                -
   Proceeds from exercise of stock options                            45                -
   Purchase of treasury stock                                     (1,938)          (1,960)
   Proceeds from line of credit                                   13,300            8,500
                                                                --------         --------

               Net cash provided by financing activities          12,039            5,176
                                                                --------         --------

DECREASE IN CASH AND EQUIVALAENTS                                   (708)          (6,498)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                          961            6,747
                                                                --------         --------

CASH AND EQUIVALENTS AT END OF PERIOD                           $    253         $    249
                                                                ========         ========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:

   Cash paid during the period for:
   Interest and gold consignment fees                              2,050         $  1,758
   Taxes                                                             804         $    185


   See accompanying notes to the consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR QUARTER ENDED OCTOBER 30, 1999
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 30, 1999 IS UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     The unaudited condensed consolidated financial statements as of October 30, 1999 and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the 1999 Annual Report to Stockholders of Michael Anthony Jewelers, Inc. (the "Company").

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

     New Accounting Pronouncement Not Yet Adopted
     --------------------------------------------

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued and is effective for fiscal years beginning February 1, 2001. SFAS No. 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Company is currently evaluating the impact of adopting SFAS No. 133.

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

     The Company's consigned gold inventory is hedged against the effects of price fluctuations. The Company has entered into arrangements with certain gold lenders (the "Gold Lenders") pursuant to which the Company does not purchase gold from the Gold Lenders until receipt of a purchase order from, or shipment of jewelry to, its customers. These arrangements permit the

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR QUARTER ENDED OCTOBER 30, 1999
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 30, 1999 IS UNAUDITED)

2.   PRODUCT PRICING (Continued)
     ---------------

     Company to match the sales price of the product with the price the Company pays for the gold.

     The average selling price of gold in the current quarter was $272 per ounce compared to $298 per ounce for the quarter ended October 31, 1998.

3.   INVENTORIES

     Inventories consist of:

                                      October 30,        January 30,
                                         1999               1999
                                        -------           --------
                                      (Unaudited)
                                               (In thousands)

               Finished goods           $37,516            $31,349
               Work in process           26,014             14,324
               Raw materials              7,549              3,635
                                        -------           --------
                                         71,079             49,308
               Less:
               Consigned gold            53,936             35,096
                                        -------            -------

                                        $17,143            $14,212
                                        =======            =======

     Inventories as of October 30, 1999 and January 30, 1999 excluded approximately 180,000 and 123,000 ounces of gold on consignment, respectively.

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

     As of November 22, 1999, the Company had purchased a total of 2,011,000 shares on the open market for an aggregate cost of approximately $6,246,000, of which 60,000 shares have been retired.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR QUARTER ENDED OCTOBER 30, 1999
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 30, 1999 IS UNAUDITED)


     5.  PROPERTY, PLANT AND EQUIPMENT
         -----------------------------

         On September 16, 1999, the Company acquired two buildings housing manufacturing facilities from MacQuesten Realty Company for a purchase price of $2,450,000. The Company assumed a note of $929,000 and funded the balance with cash from its operations.

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 30, 1999 IS UNAUDITED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
------------------------------------------------
OCTOBER 30, 1999 AND OCTOBER 31, 1998
-------------------------------------


Net sales for the three months ended October 30, 1999 were $49,935,000, an increase of 14.1% from net sales of $43,758,000 for the comparable period last year. Had it not been for the decrease in the average gold price, $272 versus last year's $298 an ounce, net sales would have increased $7,480,000, or 17.1%. The sales increase was due to an increase in the units shipped.

Gross profit margin increased to 23.1% of net sales for the three months ended October 30, 1999, compared to 21.4% for the comparable period last year, primarily due to a change in the product and customer mix as well as the lower average gold price.

Selling, general and administrative expenses for the three months ended October 30, 1999 were $8,265,000, an increase of $1,316,000 or 18.9% from $6,949,000 for the comparable period last year. As a percentage of net sales, adjusted for the gold price difference, selling, general and administrative expenses increased to 16.1% for the three months ended October 30, 1999 from 15.9% for the comparable period of the prior year. The increase is primarily attributable to increases in
(i) advertising expenses and (ii) payroll and payroll related expenses.

Other expense for the three months ended October 30, 1999 was $692,000, an increase of $148,000 or 27.2% compared to $544,000 for the comparable period last year. Gold consignment fees increased $237,000 primarily due to the company's higher consignment rates and higher consignment levels.

As a result of the above factors the Company had net income for the three months ended October 30, 1999 of $1,588,000 or $.25 per share on 6,442,000 weighted average shares outstanding, compared to net income of $1,173,000 or $.17 per share on 6,984,000 weighted average shares outstanding for the comparable period last year.

ITEM 2            MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 30, 1999 IS UNAUDITED)

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
-----------------------------------------------
OCTOBER 30, 1999 AND OCTOBER 31, 1998
-------------------------------------

Net sales for the nine months ended October 30, 1999 were $104,248,000, an increase of 3.1% from net sales of $101,102,000 for the comparable period last year. Had it not been for the decrease in the average gold price, $279 versus last year's $301 an ounce, net sales would have increased $7,578,000 or 7.5%. The sales increase was due to an increase in the units shipped.

Gross profit margin increased to 23.5% of net sales for the nine months ended October 30, 1999, compared to 21.4% for the comparable period last year, primarily due to a change in the product and customer mix as well as the lower average gold price.

Selling, general and administrative expenses for the nine months ended October 30, 1999 were $20,848,000, an increase of $2,525,000 or 13.8% from $18,323,000 for the comparable period last year. As a percentage of net sales, adjusted for the gold price difference, selling, general and administrative expenses increased to 19.2% for the nine months ended October 30, 1999 from 18.1% for the comparable period of the prior year. The increase is primarily attributable to increases in (i) advertising expenses and (ii) payroll and payroll related expenses. These increases were partially offset by decreases in royalty and licensing fees.

Other expense for the nine months ended October 30, 1999 were $1,471,000, an increase of $74,000 or 5.3% compared to $1,397,000 for the comparable period last year. Gold consignment fees increased $236,000 due to the Company's higher consignment rates and higher consignment levels. This was partially offset by a decrease in interest expense of $84,000 due to the Company's refinancing of its long term debt at lower rates in February 1999.

As a result of the above factors the Company had net income for the nine months ended October 30, 1999 of $1,335,000 or $.20 per share on 6,670,000 weighted average shares outstanding, compared to net income of $1,191,000 or $.17 per share on 7,190,000 weighted average shares outstanding for the comparable period last year.

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

The consigned gold is secured by certain property of the Company including inventory and machinery and equipment. The Company pays the Gold Lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix. The Company believes that its financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to the Company. As of October 30, 1999, the Company held 180,000 ounces of gold on consignment with a market value of $53,936,000.

The consignment agreements contain certain restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and each of the agreements requires the Company to own a specific amount of gold at all times. At October 30, 1999, the Company was in compliance with the covenants in its consignment agreements and the Company's owned gold inventory was valued at approximately $3,813,000. Management believes that the supply of gold available through the Company's gold consignment arrangements, in conjunction with the Company's owned gold, is sufficient to meet the Company's requirements.

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

Liquidity and Capital Resources (Continued)
-------------------------------------------

While the Company believes its supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may result in reduced demand for the Company's products. From January 30, 1999 until October 30, 1999, the closing price of gold according to the Second London Gold Fix ranged from a low of $253 per ounce to a high of nearly $324 per ounce. There can be no assurances that fluctuations in the precious metals and credit markets would not result in an interruption of the Company's gold supply or the credit arrangements necessary to allow the Company to support its accounts receivable and continue the use of consigned gold.

On January 27, 1999, the Company repaid its long-term debt with the insurance companies by obtaining a loan from a new lender in the amount of $10,444,444. As collateral for the loan, the Company granted the lender a lien on the Company's machinery and equipment. The loan has an eight-year term and will accrue interest at 6.85%. The loan does not contain any restrictive financial covenants.

On February 10, 1999, the Company obtained a loan in the amount of $937,500. As collateral for the loan, the Company granted the lender a first mortgage on one of its manufacturing facilities. The mortgage has a fifteen-year term and accrues interest at an annual rate of 7.05%. At October 30, 1999, $913,000 of principal remained outstanding under the loan.

In October 1995, the Company obtained a loan from a bank in the amount of $2,500,000. As collateral for the loan, the Company granted the bank a first mortgage on the Company's corporate headquarters. The mortgage has a ten-year term and interest on the mortgage accrues at 8% per annum. In addition, the mortgage contains certain restrictive financial covenants. At October 30, 1999, the Company was in compliance with the covenants and $2,084,000 of principal remained outstanding under the mortgage.

On September 16, 1999, the Company acquired two buildings which house two manufacturing facilities, located at 70 and 60 South MacQuesten Parkway, Mount Vernon, NY from MacQuesten Realty Company for a price of $2,450,000. The Company incurred $929,000 of long term debt, which has a four term and accrues interest at an annual rate of 7.05%, and paid the balance with cash from its operations. At October 30, 1999, $913,000 of principal remained outstanding under the loan.

The Company has a line of credit arrangement with a commercial bank which varies seasonally from $10,000,000 to $18,350,000 (the "Line of Credit"). The Line of Credit is secured by certain assets of the Company, including accounts receivable and inventory. As of October 30, 1999, $13,300,000 was outstanding under the Line of Credit.

ITEM 2          MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 30, 1999 IS UNAUDITED)

Liquidity and Capital Resources (Continued)
-------------------------------

During the nine months ended October 30, 1999, cash used in operating activities was $7,153,000 compared to $10,066,000 used during the comparable period last year. The decrease is primarily due to the increase in accounts payable.

Cash of $5,594,000 was used in investing activities as compared to $1,608,000 used during the comparable nine-month period last year. The increase is primarily due to the Company's purchase of certain assets, primarily molds, machinery and equipment, Town & Country Fine Jewelry Group and two manufacturing facilities.

Cash of $12,039,000 was provided by financing activities during the nine-month period, compared to $5,176,000 provided for the comparable period of the prior year. The increase was primarily due to the Company's increased borrowings on its line of credit.

For the balance of fiscal 2000, the Company projects capital expenditures of approximately $300,000.

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

Year 2000 Compliance
--------------------

In 1997, the Company developed, as a strategic corporate goal, a project plan to address the Year 2000 issue. Monthly progress reports on the Year 2000 issue were given to its Executive Management Committee. Members of the Information Systems (IS) Department primarily staffed the project, with outside consultants being used on an as-needed basis. Most Year 2000 efforts were made through the use of internal resources or routine software upgrades provided by the Company's software vendors.

The Company maintained its business application system hardware platform (primarily IBM AS/400's) but replaced or upgraded all affected software. The Company completed its internal Year 2000 project in March 1999. Total expenditures related to remediation, testing, conversion and updating system applications were approximately $308,000. The cost of the Year 2000 project was expensed as incurred and did not have a material adverse affect on the Company's results of operations, liquidity or capital resources.

ITEM 2          MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 30, 1999 IS UNAUDITED)

Year 2000 Compliance (Continued)
--------------------

Although the Company does not expect any significant software failures internally, there could be computer related failures in a number of areas including the failure of its telecommunications, financial, manufacturing or distribution systems which are integrated with the systems of suppliers, customers or other third parties. The Company does not expect any material impact to operations or financial result from any minor delay.

The Company is examining its relationship with certain key customers and suppliers to determine whether they are Year 2000 compliant, and if not, ascertain their plans to attain Year 2000 readiness. To the extent key customers are not Year 2000 compliant before the end of 1999, those customers may lose electronic data interchange capabilities in January 2000. If electronic data interchange communications are no longer possible, the Company expects to use voice, facsimile, e-mail, or traditional mail communications in order to receive customer orders and process customer invoices. In addition, the Company has implemented a program to determine the Year 2000 compliance status of its material vendors, suppliers, service providers and customers. Based on currently available information, The Company does not anticipate suffering any material impact from the failure of these third parties to be Year 2000 compliant. However, the process of evaluating the Year 2000 compliance status of material third parties is continually ongoing and, therefore, no guaranty or warranty can be made as to those third parties' future compliance status and its potential effect on the Company. The systems of other companies on which the Company's systems rely may not be converted in a timely fashion and any failure by those systems may have an adverse effect on its operations.

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

New Accounting Standards
------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for fiscal years beginning after February 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging periods. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact of adopting SFAS No. 133.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Item 1 and 2

     Not applicable.

Item 3.

     Quantitative and Qualitative Disclosures about Market Risk
     ----------------------------------------------------------

    The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of the current nature of these instruments. The carrying amounts reported for revolving credit and long-term debt approximate fair value because of the interest rates on these instruments approximate current market rates. Because the interest rates on our long term debt is fixed and our revolving debt is utilized seasonally we do not hedge against interest rate increases.

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

    All of our revenues are realized in U.S. dollars and all of our revenues are from customers in the United States. Therefore, we do not believe we face significant direct foreign currency exchange rate risk. We do not hedge against foreign currency exchange rate changes.

Item 4 and 5

     Not applicable

Item 6.
     (a)  Exhibits
          --------

           27       Financial Data Schedule

     (b)  Reports on Form 8-K
          -------------------

         A report on Form 8-K was filed by the Company on September 21, 1999 with respect to Item 4 therein, a change in accounting firms.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             MICHAEL ANTHONY JEWELERS, INC.


Dated: November 29, 1999                     By: /s/ Allan Corn
                                             ---------------------------------
                                                     Allan Corn
                                                     Senior Vice President and
                                                     Chief Financial Officer

                                  EXHIBIT INDEX
                                       TO
                  FORM 10-Q FOR QUARTER ENDED OCTOBER 30, 1999


   Exhibit No.                                                     Page No.
   -----------                                                     --------
        27          Financial Data Schedule                           19

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 8-K

                                 CURRENT REPORT

                        PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               September 16, 1999

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

             (Exact name of registrant as specified in its charter)

             Delaware                           No. 13-2910285
    (State of Incorporation)           (I.R.S. Employer Identification No.)

                          115 South MacQuesten Parkway
                        Mount Vernon, New York 105501724
                    (Address of principal executive offices)

              Registrant's telephone number, including area code:

                                 (914) 699-0000

ITEM 4.  CHANGE IN REGISTRANT'S CERTIFYING ACCOUNTANTS
         ---------------------------------------------

Michael Anthony Jewelers, Inc. (the "Company") is filing this report on Form 8-K to report a change in certifying accountants with the firm of Deloitte & Touche LLP being replaced by BDO Seidman LLP effective September 15, 1999.

         (a) The following sets forth the information required by item 304(a)(1) of Regulation S-K:

                  (i) On September 15, 1999, Deloitte & Touche LLP was dismissed as the Company's principal accountant.

                  (ii) Deloitte & Touche LLP reports on the financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

                  (iii) The decision to change accountants was approved by the Company's Board of Directors.

                  (iv) During the Company's two most recent fiscal years and subsequent interim principles periods, there were no disagreements with Deloitte & Touche LLP on any matter of accounting or practices, financial statement disclosures or auditing scope or procedure.

                  (v) During the Company's two most recent fiscal years and subsequent interim periods, there have occurred none of the "reportable events" listed in Item 304(a)(1)(v)(A-D) of Regulation S-K.

         (b) The Company has requested and received from Deloitte & Touche LLP the letter required by Item 304(a)(3) of Regulation S-K. Such letter is filed as Exhibit 16.1 to this report, and states that Deloitte & Touche LLP agrees with the statements made by the Company in this report in response to Item 304(a)(1) of Regulation S-K.

         (c) The following sets forth the information required by Item 304(a)(2) of Regulation S-K:

                  The Company has retained BDO Seidman LLP as its principal accountants effective September 15, 1999.


ITEM 7.  FINANCIAL STATEMENT AND EXHIBITS
         --------------------------------

         The following exhibit is filed with this report.

         Exhibit No.      Description
         -----------      -----------

              16.1        Letter regarding Change in Certifying Accountants

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MICHAEL ANTHONY JEWELERS, INC.



                                      By:\s\  Michael A. Paolercio
                                            -----------------------
                                              Michael A. Paolercio
                                              Senior Vice President and
                                              Treasurer

                                                                    Exhibit 16.1





September 17, 1999



Mr. Alan Corn
Senior Vice President/Chief Financial Officer
Michael Anthony Jewelers, Inc.
115 South MacQuesten Parkway
Mount Vernon, New York  10550-1724

Dear Mr. Corn:

This is to confirm that the client-auditor relationship between Michael Anthony Jewelers, Inc. (Commission File No. 015230) and Deloitte & Touche LLP has ceased.

Yours truly,




cc:    Office of the Chief Accountant
       SECPS Letter File
       Securities and Exchange Commission
       Mail Stop 11-3
       450 5th Street, N.W.
       Washington, D.C.  20549

       Mr. Michael W. Paolercio, Co-Chairman/Chief Executive Officer Mr. David S. Harris, Chairman of the Audit Committee

September 17, 1999



Securities and Exchange Commission
Mail Stop 11-3
450 5th Street, N.W.
Washington, D.C.  20549

Dear Sirs/Madams:

We have read and agree with the comments in Item 4 of Form 8-K of Michael Anthony Jewelers, Inc. dated September 16, 1999.

Yours truly,