Form 10-K
period 2000-01-29
MICHAEL ANTHONY JEWELERS INC
filed 2000-04-28
CIK 799515

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

                           For the fiscal year ended
                                January 29, 2000
                            Commission File Number:
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     As of April 11, 2000, there were 6,357,643 shares outstanding of Michael Anthony's common stock.

     The aggregate market value of common stock held by nonaffiliates at April 11, 2000 was $9,234,440. For purposes of this calculation, affiliates includes Michael Anthony's executive officers and directors.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Part III Portions of registrant's Definitive Proxy Statement for Annual Meeting of Stockholders for Fiscal 2000 (to be filed within 120 days of end of fiscal year).

         Part IV Certain exhibits to (i) registrant's Registration Statement on Form S-1 (File No. 338289), (ii) registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, (iii) registrant's Transition Report on Form 10-K for the transition period from July 1, 1994 to January 28, 1995, (iv) registrant's Annual Report on Form 10-K for the fiscal year ended January 27, 1996, (v) registrant's Annual Report on Form 10-K for the fiscal year ended February 1, 1997, (vi) registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, (vii) registrant's Annual Report on Form 10-K for the fiscal year ended January 30, 1999, (viii) registrant's Quarterly Report on Form 10-Q for the quarter ended May 1, 1999, (ix) registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999, (x) registrant's Current Report on Form 8-K filed on September 21, 1999, and (xi) registrant's Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.

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

         Our home page on the Internet is www.michaelanthony.com. You can learn about Michael Anthony by visiting that site.

         Michael Anthony was organized as a Delaware corporation in 1986 and is the successor to Michael Anthony Jewelers, Inc., a New York corporation, organized in 1977.

FISCAL YEAR

         Fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998 were comprised of 52 weeks, respectively.

         As used throughout this document, (a) fiscal 2000 refers to the fiscal year ended January 29, 2000, (b) fiscal 1999 refers to the fiscal year ended January 30, 1999 and (c) fiscal 1998 refers to the fiscal year ended January 31, 1998.

PRODUCT LINES

         Michael Anthony offers a broad selection of handcrafted gold and gemstone jewelry. Many of our products carry the "Ma" trademark, which has become widely recognized in the jewelry industry and with certain consumers. Michael Anthony manufactures an extensive selection of casted gold charms and pendants including religious symbols; popular sayings; sport themes and team logos; animal motifs; nautical, seashore, western, musical, zodiac and other thematic figures; initials; and abstract artistic creations. We also manufacture a line of men's and ladies' 14 karat gold watches under the "Michael Anthony" brand name. In addition, Michael Anthony designs, manufactures and distributes karat gold jewelry accented with colored gemstones and invisible set diamond rings. We have begun the outsourcing of gold chains and other items for resale to our customers.

         Through our M.A.J. manufacturing division, we manufacture gold rope, mesh and other chains and gold locks, and design gold tubing and bangle blanks used in the production of bangle bracelets and earrings. Through our M.A.E. manufacturing division, we manufacture gold, stamped and tubed earrings, pendants and certain jewelry components used by the other divisions of Michael Anthony.

         The table below sets forth the approximate percentage of (a) sales and
(b) kilograms shipped in fiscal years 2000, 1999 and 1998, respectively, attributable to each of Michael Anthony's product categories.

                              ------------------------------------------------------------------------------
                                      Fiscal                     Fiscal                     Fiscal
                                       2000                       1999                       1998
                              ------------------------------------------------------------------------------
                                % of        % of          % of          % of         % of         % of
                               Sales      Kilograms      Sales       Kilograms       Sales      Kilograms
                                           Shipped                    Shipped                    Shipped
------------------------------------------------------------------------------------------------------------
Casted charms/rings              34          29            39            36           42           34
------------------------------------------------------------------------------------------------------------
Chains                           42          50            37            44           42           51
------------------------------------------------------------------------------------------------------------
Stamped earrings                 9            7            8             7             6            5
------------------------------------------------------------------------------------------------------------
Watches and other items          15          14            16            13           10           10
------------------------------------------------------------------------------------------------------------

         Michael Anthony's jewelry line includes licensed products that we manufacture through licensing arrangements with, for example, Warner Bros., Inc. (licensors of Looney Tunes(R) characters), National Football League Properties, Inc., Major League Baseball Properties, Inc., NBA Properties, Inc., NHL Enterprises, Inc., United Features Syndicate (Peanuts(R)), Cathy(R) and many nationally recognized colleges, including the University of Notre Dame and the University of Florida. Michael Anthony manufactures jewelry products, particularly charms, pendants and pins, depicting the popular logos and symbols associated with these licensors. Michael Anthony pays each of these licensors a royalty ranging from 6% to 12% on sales of the licensed products. During the fiscal year ended January 29, 2000, Michael Anthony's licensed products represented approximately 5% of our net sales.

         Michael Anthony maintains an in-house design staff which utilizes CAD/CAM (computer aided design/computer aided manufacturing) technology to enhance our design, modeling and production capabilities. The equipment is utilized for the design of Michael Anthony's new products and for modifying the scale of existing designs whenever possible. Michael Anthony obtains proprietary protection for its products and designs. Michael Anthony updates its product offerings periodically by adding new designs and eliminating less popular styles. Items removed from the current catalogue generally remain available on a special order basis.

         We believe that our future success will depend, in part, on our ability to enhance existing product lines and develop new styles and products to meet an expanding range of customer requirements. As of April 11, 2000, our product development staff consisted of 22 full time employees. Product development expenses for molds and models for fiscal 2000 were approximately $891,000. We anticipate that we will continue to commit substantial resources to product development.

MANUFACTURING PROCESS

         Our manufacturing facility is located in Mount Vernon, New York. We utilize manufacturing processes that combine modern technology and mechanization with hand craftsmanship to produce fashionable and affordable gold jewelry. Our manufacturing processes include:

   - the casting (or lost wax) method, which is a long-standing jewelry manufacturing process;

   - a photo etching process, which has allowed Michael Anthony to enter the lower priced segment of the market through production of ultra light weight products; and

   - the diamond cut process, which produces a sparkling effect on a finished piece of gold jewelry.

         The machinery on which we manufacture our rope chain products can operate up to 24 hours a day and requires minimal direct labor. This has enabled us to become one of the lowest cost producers of rope chain in the World.

         During fiscal 2000, Michael Anthony manufactured approximately 92.4% of its products from gold bullion and other raw materials and purchased approximately 7.6% of its product as semi-finished or finished goods. Michael Anthony does not believe the loss of any supplier would have a material adverse effect on its business. Alternative sources of supply for the goods purchased by Michael Anthony are readily available.

         During fiscal 2000, Michael Anthony began leasing a 7,500 square feet assembly facility in the Dominican Republic. We are also in the process of constructing a new 40,000 square feet manufacturing and assembly facility located in the Dominican Republic. The facility is used for finishing and assembly of earrings and bangle bracelets. We anticipate a completion date of August 2000 at a cost of approximately $2,000,000 for land, building and machinery.

OPEN ORDERS

         Orders from our retail customers typically have shipment dates that range from 24 hours to 60 days. Substantially all of our wholesale customers' orders are for immediate shipment and generally are shipped within 7 days of receipt. As of April 11, 2000, the aggregate dollar value of open orders was approximately $10,477,000. We expect that substantially all of the current orders will be shipped in the next 45 days. We do not believe that open orders are indicative of our future results of operations, as open orders as of any given date are not necessarily indicative of sales trends.

MARKETING AND SALES

         We market and sell our jewelry primarily through our in-house sales force. Sales are made by our sales personnel primarily at our showroom in Mount Vernon, New York and direct presentations at customers' locations. Products are promoted through the use of catalogues, advertisements in trade publications, trade show exhibitions, cooperative advertising allowances with certain customers and advertisements in consumer magazines like Vogue, In Style, Martha Stewart and Vanity Fair.

         Our marketing strategy is to increase brand recognition of the "Michael Anthony" name. This includes advertising in consumer magazines and other publications of many of America's finest retailers. We believe that there is growing brand recognition of the "Michael Anthony" name and the "Ma" trademark with consumers and that this recognition has enhanced sales of our products.

To better meet our customers' needs, we have a wide range of customer service programs:

   -     inventory management assistance through electronic data interchange;

   -     customized packaging and bar coding; and

   -     computerized analysis of sales and marketing trends.

         Our vertical integration and customer service programs enable us to be responsive to our customers' needs. We manufacture and deliver most orders on a timely and more cost-effective basis than many of our competitors.

         Our jewelry is sold primarily to jewelry chain stores, discount stores, department stores, television home shopping networks, and catalogue and Internet retailers and wholesalers. We assist our customers in allocating their purchasing budget among the items in the various product lines. We advise them of items having higher consumer demand as determined by Michael Anthony's computerized market analysis. Prices vary on the basis of service required by customers. We ship our products in bulk to wholesale distributors. For certain retail chains, such as Sterling, Inc. (a division of Signet Group PLC and the owner of Kay Jewelers and J.B. Robinson Jewelers), Wal*Mart, J.C. Penney, Zales and Kmart, we prepackage and price tag most items. We then ship an order of many different items to distribution centers and stores in the chain. We provide additional services to certain customers to meet their specific marketing needs, such as tagging, boxing and point-of-sale displays.

         We also ship our jewelry to a limited number of customers on a consignment basis. Through these arrangements, we deliver our products on consignment, and upon sale, the customer pays Michael Anthony for the consigned merchandise. Consigned merchandise is subject to our own consignment arrangements with our gold lenders. See Item 1. "Business -

Supply; Related Financing Arrangements" and Item 7. "Management's Discussion And Analysis Of Financial Condition And Results of Operations - Liquidity and Capital Resources."

         During fiscal 2000, sales to the five largest of Michael Anthony's customers totaled approximately 54% of total net sales. Our two largest customers were Wal-Mart and JCPenney, accounting for approximately 15% and 12%, respectively, of net sales. Except for certain retail customers, Michael Anthony generally has no long-term contractual commitments with any of our customers. None of Michael Anthony's customers are prohibited from purchasing products from our competitors.

         We reduce gross sales by the amount of returns and discounts to determine net sales each month. Each month we establish a reserve for returns based on our historical experience, the amount of gross sales and the customer base. The total of actual returns and the provision for the returns reserve amounted to approximately 11% of gross sales in each of fiscal 2000, fiscal 1999 and fiscal 1998. For further information regarding the reserve for returns, see
Note 1 - Notes to Consolidated Financial Statements.

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

COMPETITION

         The jewelry industry is highly competitive, both in the United States and on a global basis. Michael Anthony encounters competition primarily from manufacturers with national and international distribution capabilities and, to a lesser extent, from small regional suppliers of jewelry. We believe that we are well positioned in the industry and have a reputation for responsive customer service, high quality and well-designed jewelry with broad consumer appeal.

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

SEASONAL NATURE OF BUSINESS

         Our business is seasonal in nature. Presented below are our net sales for each quarter of fiscal 2000, fiscal 1999 and fiscal 1998:
                                                      NET              % OF
                                                     SALES           NET SALES
                                                     -----           ---------
                                               ($ IN THOUSANDS)
                                               ----------------

Fiscal 2000 Ended January 29, 2000
     First Quarter                                    $28,982              20%
     Second Quarter                                   $25,331              17%
     Third Quarter                                    $49,935              35%
     Fourth Quarter                                   $40,267              28%
Fiscal 1999 Ended January 30, 1999
     First Quarter                                    $30,432              22%

     Second Quarter                                   $26,912              20%
     Third Quarter                                    $43,758              32%
     Fourth Quarter                                   $35,907              26%
Fiscal 1998 Ended January 31, 1998
     First Quarter                                    $27,606              21%
     Second Quarter                                   $22,618              17%
     Third Quarter                                    $41,753              32%
     Fourth Quarter                                   $37,972              30%


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

         Michael Anthony uses gold consignment arrangements with the gold lenders to supply substantially all of its gold needs. See Item 7. "Management's Discussion And Analysis And Financial Condition And Results Of
Operations-Liquidity and Capital Resources."

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

EMPLOYEES

         As of January 29, 2000, we employed 663 persons, 473 of which were directly engaged in manufacturing and distribution operations, 112 of which were engaged in administration and sales and 78 of which were employed at our assembly facility in the Dominican Republic. None of our employees are represented by a union and we have not experienced any labor-related work stoppage. We place a heavy emphasis on employee relations through educational and training programs and employee teams. We consider our relations with our employees to be good. We believe there is an adequate pool of labor available to satisfy our foreseeable hiring needs for our sales, manufacturing and distribution operations.

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

ACQUISITIONS

         Although we intend to continue to aggressively market our gold jewelry product lines to our existing customer base, we believe there are opportunities to increase sales by expanding our customer base and exploring product lines that may utilize diamonds or colored stones, which are precious, semiprecious or synthetic. Our strategy is to increase sales to new and existing customers as well as raise our average price points and gross margins.

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

         As a result of acquisitions, we have increased our market share with an existing customer and added new customers. We plan to pursue our long term growth strategy, that may include the acquisition of one or more additional companies that manufacture and distribute jewelry products.

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

         On September 16, 1999, Michael Anthony acquired the buildings which house two manufacturing facilities, located at 70 and 60 South MacQuesten Parkway, Mount Vernon, NY from MacQuesten Realty Company for a price of $2,450,000. Michael Anthony incurred $929,000 of long term debt, which has a four-year term and accrues interest at an annual rate of 7.50%, and paid the balance with cash from its operations. At January 29, 2000, $863,000 of principal remained outstanding under the loan.

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

         During fiscal 2000, Michael Anthony began leasing a 7,500 square feet assembly facility in the Dominican Republic. The facility is used for finishing and assembly of earrings and bangle bracelets.

         Michael Anthony, through MADOR S.A., has entered into a Real Estate Purchase Agreement and a Construction Agreement with Zona Franca San Isidro, S.A. for the construction of a 40,000 square feet assembly and manufacturing facility located in the Dominican Republic that we expect will be operational in August 2000 at a cost of approximately $2,000,000 for land, building and machinery.

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

         PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is traded on the American Stock Exchange under the symbol MAJ. Our common stock began its listing on AMEX on October 25, 1991. Prior to its listing on AMEX, our common stock was traded in NASDAQ National Market System. The following table sets forth the high and low sale prices per share on AMEX for the fiscal years 2000 and 1999.

FISCAL YEAR ENDED JANUARY 29, 2000           HIGH                  LOW
----------------------------------           ----                  ---

First Quarter                                4 15/16              3 3/16
Second Quarter                                4 3/16               3 1/2
Third Quarter                                      4               2 7/8
Fourth Quarter                                 3 1/4               2 3/4

FISCAL YEAR ENDED JANUARY 30, 1999           HIGH                  LOW
----------------------------------           ----                  ---

First Quarter                                  2 7/8                   2
Second Quarter                                 3 3/8               2 1/8
Third Quarter                                 3 3/16               2 1/8
Fourth Quarter                                 3 5/8               2 3/4

         As of April 11, 2000, there were 1,023 holders of record of Michael Anthony's common stock.

         We have never paid a cash dividend. We anticipate that all of our earnings will be retained for use in our business and we do not intend to pay cash dividends in the foreseeable future. Future dividend policy will depend upon, among other factors, our earnings and financial condition. See Item 7. "Management's Discussion And Analysis Of Financial Condition And Results Of Operations," and Note 6 "Long Term Debt" - Notes to the Consolidated Financial Statements.

         In December 1995, we announced a common stock repurchase program under which Michael Anthony may repurchase up to 750,000 shares of common stock. On April 4, 1997, the board of directors authorized an increase of an additional 500,000 shares of common stock that we may repurchase under the stock repurchase plan. On May 26, 1998, the board authorized a further increase of up to an additional 1,000,000 shares of common stock that we may repurchase under the stock repurchase plan. The combined total of the stock repurchase programs amount to 2,250,000 shares.

         As of April 11, 2000, Michael Anthony had purchased a total of 2,035,500 shares on the open market for an aggregate of approximately $6,163,000, at an average price of $3.09.

ITEM 6.   SELECTED FINANCIAL DATA.

         The following selected financial data of Michael Anthony should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K.


                                                                       FISCAL YEAR ENDED
                                       -------------------------------------------------------------------------------

                                                 Jan. 29,       Jan. 30,       Jan. 31,         Feb. 1,      Jan. 27,
                                                   2000           1999           1998            1997         1996
                                                   ----           ----           ----            ----        -----
                                                           (In thousands, except per share amounts)
STATEMENT OF OPERATIONS
Net sales                                        $144,515       $137,009        $129,949       $150,629       $145,257
Cost of goods sold                                110,096        105,870         107,182        124,041        121,195
                                                 --------       --------        --------       --------       --------

  Gross profit                                     34,419         31,139          22,767         26,588         24,062

Selling, general and
  administrative expenses                          27,835         25,384          25,155         21,372         19,455
                                                 --------       --------        --------       --------       --------

Operating income/(loss)                             6,584          5,755          (2,388)         5,216          4,607

Other(expense)/income:
 Interest expense/
 gold consignment fee                              (2,699)        (2,290)         (2,827)        (3,155)        (3,835)

 Other income/(expense), net                          342            326           1,002            507            442
                                                 --------       --------        --------       --------       --------

Income/(loss) before extraordinary
  item and income taxes                             4,227          3,791          (4,213)         2,568          1,214

Income tax  provision/(benefit)                     1,607          1,441          (1,601)           778            486
                                                 --------       --------        --------       --------       --------

Income/(loss) before                                2,620          2,350          (2,612)         1,790            728
 extraordinary item                              --------       --------        --------       --------       --------

Extraordinary item (net of income
  taxes of  $130,000)                                   -            212               -              -              -
                                                 --------       --------        --------       --------       --------
Net income/(loss)                                 $ 2,620        $ 2,138        $ (2,612)       $ 1,790        $   728
                                                 ========       ========        ========       ========       ========
Earnings/(loss) per share before
extraordinary item - basic                        $  0.40        $  0.30        $  (0.34)       $  0.22        $  0.09
                                                 ========       ========        ========       ========       ========
Earnings/(loss) per share before
 extraordinary item - diluted                     $  0.39        $  0.30        $  (0.34)       $  0.22        $  0.09
                                                 ========       ========        ========       ========       ========
Extraordinary item                                $     -        $  (.03)       $      -        $     -        $     -
                                                 ========       ========        ========       ========       ========
Weighted average number
 of shares - basic                                  6,592          7,111           7,746          8,241          8,475

Weighted average number
 of shares - diluted                                6,702          7,111           7,746          8,263          8,479

BALANCE SHEET DATA:

Working capital                                   $35,960        $39,171         $37,260        $42,042        $46,136

Total assets(1)                                    67,914         65,037          65,644         72,749         78,646

Long-term debt and  capital
  Lease liability                                  12,684         12,509          12,736         14,294         19,192

Stockholders' equity                               44,044         43,298          43,389         47,042         46,048


(1) The fiscal years ended January 29, 2000, January 30, 1999, January 31, 1998, February 1, 1997 and January 27, 1996 do not include consigned inventory, which had approximate value of $38,076,000, $35,096,000, $33,208,000, $40,282,000 and $60,700,000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

                  The following table sets forth, as a percentage of net sales, certain items appearing in our Statements of Operations for the indicated fiscal years.

                                   YEAR ENDED

                                             JANUARY 29,       JANUARY 30,        JANUARY 31,        FEBRUARY 1,
                                                2000             1999                1998               1997
                                                ----             ----                ----               ----

Net sales                                       100.0%          100.0%              100.0%             100.0%
Cost of sales                                    76.2            77.3                82.5               82.3
Selling, general and
  administrative expenses                        19.3            18.5                19.3               14.2
Interest and gold consignment
  fee expense                                     1.9             1.7                 2.2                2.1
Other income                                      (.2)            (.2)                (.8)               (.3)
Income tax provision/(benefit)                    1.1             1.0                (1.2)                .5
Extraordinary item                                 -               .1                  -                   -
Net income/(loss)                                 1.8             1.6                (2.0)               1.2

FISCAL 2000 VS. FISCAL 1999

         Net sales for fiscal 2000 were approximately $144,515,000, an increase of 5.5% from net sales of approximately $137,009,000 for the comparable period in fiscal 1999. The increase in sales was primarily due to increased shipments to the retail segment of our customer base. If it were not for the lower average gold price in fiscal 2000, $283 an ounce versus last year's average of $300 an ounce, sales would have increased to $149,097,000 or 8.8% as compared to the prior fiscal period.

         Gross profit on sales for fiscal 2000 were approximately $34,419,000, an increase of $3,280,000 from approximately $31,139,000 for the comparable period in fiscal 1999. As a percentage of net sales, gross profit increased to 23.8% in fiscal 2000 compared to 22.7% in fiscal 1999. The increase in gross margin was attributable to a lower average gold price and a change in the customer and product mix.

         Selling, general and administrative expenses for fiscal 2000 were approximately $27,835,000, an increase of $2,451,000 or 9.7% from approximately $25,384,000 for the comparable period in fiscal 1999. The increase is primarily attributable to increases in (a) payroll and payroll related expenses, (b) advertising expenses and (c) product and packaging supplies. As a percentage of the net sales, as adjusted for the gold price difference discussed above of

$149,097,000, selling, general and administrative expenses increased to 19.3% in fiscal 2000, from 17.4% in fiscal 1999.

         Interest expense and gold consignment fees for fiscal 2000, were approximately $2,699,000, an increase of $409,000 or 17.9% compared to approximately $2,290,000, for the comparable period in fiscal 1999. The increase was primarily due to the Company's higher average level of consigned inventory and higher consignment rates.

         For the year ended January 29, 2000, an income tax provision of $1,607,000 was recorded compared to $1,441,000 for the prior year. The effective tax rates for fiscal 2000 and fiscal 1999 were 38%.

         As a result of the above factors our net income for fiscal 2000 was approximately $2,620,000 compared to $2,350,000 for fiscal 1999, before an extraordinary item.

         Net income for fiscal 2000 was approximately $2,620,000 compared to net income of $2,138,000 for the comparable period in fiscal 1999.

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

                  Other income and interest income for fiscal 1999 was approximately $326,000, a decrease of $676,000 from approximately $1,002,000 for the comparable period in fiscal 1998. The decrease was primarily due to a gain of $625,000 from our sale of an asset in fiscal 1998.

                  Interest expense and gold consignment fees for fiscal 1999, were approximately $2,290,000, a decrease of $537,000 or 19% compared to approximately $2,827,000, for the comparable period in fiscal 1998. The decrease was primarily due to (a) Michael Anthony's lower average level of our consigned inventory, (b) lower average gold prices and (c) lower interest expense due to principal payments in January 1998 and May 1998 on Michael Anthony's long-term debt.

                  For the year ended January 30, 1999, an income tax provision of $1,441,000, before an extraordinary item, was recorded compared to an income tax benefit of $1,601,000 for the prior year. The effective tax rates for fiscal 1999 and fiscal 1998 were 38%.

                  As a result of the above factors our net income, before an extraordinary item, for fiscal 1999 was approximately $2,350,000 compared to a net loss of $2,612,000 for the comparable period in fiscal 1998.

                  Michael Anthony incurred a charge of $212,000, net of income taxes of $130,000, for an extraordinary item during fiscal 1999 related to the refinancing of its long-term debt.

                  Net income for fiscal 1999 was approximately $2,138,000 compared to a net loss of $2,612,000 for the comparable period in fiscal 1998.

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

         Selling, general and administrative expenses for fiscal 1998 were approximately $25,155,000, an increase of $3,783,000 or 17.7% from approximately $21,372,000 for the same period in fiscal 1997. Included in selling, general and administrative expenses for fiscal 1998 was a charge of approximately $1,191,000 that was due to a write down of certain company assets and other expenses. As a percentage of net sales, adjusted for the gold price difference of $12,827,000 discussed above and excluding the $1,191,000 charge, selling, general and administrative expenses increased to 16.8% in fiscal 1998, from 14.2% in fiscal 1997. The increase is primarily attributable to increases in (a) software implementation costs, (b) payroll and payroll related expenses, (c) advertising expenses, and (d) legal costs associated with a litigation settlement. See Note 16 "Legal Proceedings"-Notes to the Consolidated Financial Statements.

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

         As a result of the above factors, our net loss for fiscal 1998 was approximately $2,612,000 compared to net income of $1,790,000 for the comparable period in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         We rely on a gold consignment program, short-term and long-term borrowings and internally generated funds to finance our inventories and accounts receivable. We fill most of our gold supply needs through gold consignment arrangements with gold lenders. Under the terms of those arrangements, we are entitled to lease the lesser of (a) an aggregate of 245,000 ounces of fine gold or (b) consigned gold with an aggregate value equal to $86,250,000. In March 2000, Michael Anthony received approval from a new gold lender which will increase the aggregate ounces of fine gold to 270,000 ounces with an aggregate value of $92,250,000. The consigned gold is secured by certain property of Michael Anthony, including inventory and machinery and equipment. Michael Anthony pays the gold lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix. We believe that our financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to Michael Anthony. As of January 29, 2000, Michael Anthony held approximately 132,800 ounces of gold on consignment with a market value of $38,076,000.

         The consignment agreements contain restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and each of the agreements requires Michael Anthony to own a specific amount of gold at all times. At January 29, 2000, Michael Anthony was in compliance with the covenants in its consignment agreements and our owned gold inventory was valued at approximately $3,724,000. We believe that the supply of gold available through our gold consignment arrangements, together with the gold we own, is sufficient to meet our requirements.

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

         Consigned gold is not included in our inventory, and there is no related liability recorded. As a result of these consignment arrangements, Michael Anthony is able to shift a substantial portion of the risk of market fluctuations in the price of gold to the gold lenders, since Michael Anthony does not purchase gold from the gold lenders until receipt of a purchase order from, or shipment of jewelry to, our customers. Michael Anthony then either locks in the selling price of the jewelry to our customers at the same time as the required purchase of gold from the gold lenders or hedges against changes in the price of gold by entering into forward contracts or purchasing futures or options on futures that are listed on the COMEX. At January 29, 2000 there were no forward contracts or options on futures outstanding.

         While we believe our supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may impact the demand for our products. From February 1, 1997 until January 29, 2000, the closing price of gold according to the Second London Gold Fix ranged from a low of $254.20 per ounce to a high of nearly $323.50 per ounce. Fluctuations in the precious metals markets and credit may result in an interruption of our gold supply or the credit arrangements necessary to allow us to support our accounts receivable and continue the use of consigned gold.

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

         In the fourth quarter of fiscal 1998, we reassessed our marketing and production strategy and decided to implement a significantly different strategy. This was done because of the changing order patterns of some of our major customers. We made the decision to write down some of our inventory that was related to the implementation of a SKU reduction program and the markdown of discontinued styles. The total inventory write down was approximately $3,309,000. Included in selling, general and administrative expenses for the year ended January 31, 1998, was a charge of approximately $1,191,000 that was due to the write down of certain assets. Due to these unusual charges in fiscal 1998 totaling $4,500,000, we were in default of a financial covenant under agreements governing the senior secured notes and an outstanding mortgage. We obtained waivers of this covenant noncompliance from both the insurance companies and mortgage lender. In addition, the insurance companies reset the financial covenant for fiscal 1999 and such covenants were met. However, as described above, these senior secured notes were repaid in January 1999. We were in compliance with the amended covenant for the mortgage in fiscal 2000 and expect to be in compliance in fiscal 2001.

         On October 6, 1995, Michael Anthony obtained a loan from a bank in the amount of $2,500,000. As collateral for the loan, we granted the bank a first mortgage on our corporate headquarters. The mortgage has a ten-year term and interest on the mortgage will accrue at 8% per annum. In addition, the mortgage contains restrictive financial covenants. At January 29, 2000, we were in compliance with the covenants. As of January 29, 2000, $2,053,000 of principal remained outstanding under the mortgage.

         At January 29, 2000, the Company had an unused line of credit arrangement with a commercial bank which varies seasonally from $10,000,000 to $18,350,000. The line of credit is secured by certain assets of the Company, including accounts receivable and inventory. Borrowings under the facility bear interest, at the Company's option, at (a) the bank's prime rate, (b) the fixed rate loan (as defined in the agreement) or (c) the adjusted Eurodollar rate plus 2.5%. The line of credit expires on July 31, 2000 subject to annual renewal. Management believes that the line of credit will be renewed; however, if the current lender decides not to renew the line, we believe that other lenders would be willing to enter into a similar arrangement.

         On February 10, 1999, Michael Anthony obtained a loan in the amount of $937,500. As collateral for the loan, we granted the lender a first mortgage on one of our manufacturing facilities. The mortgage has a fifteen-year term and accrues interest at an annual rate of 7.05%. At January 29, 2000, approximately $904,000 of principal remained outstanding under the loan.

         On September 16, 1999, Michael Anthony acquired two buildings which house two manufacturing facilities, located at 70 and 60 South MacQuesten Parkway, Mount Vernon, NY from MacQuesten Realty Company for a price of $2,450,000. Michael Anthony incurred

$929,000 of long-term debt, which has a four-year term and accrues interest at an annual rate of 7.50%, and paid the balance with cash from its operations. At January 29, 2000, approximately $863,000 of principal remained outstanding under the loan.

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

         During fiscal 2000, cash provided from operating activities was $9,483,000. This was primarily the result of $2,620,000 in net income, $4,091,000 of non-cash items, mainly depreciation, and a $3,639,000 decrease in accounts receivable, offset by an increase of $2,058,000 in inventory.

         Cash of $6,467,000 was utilized for investing purposes during fiscal 2000, primarily for assets acquired through the purchase of Town & Country Fine Jewelry Corp. of $2,200,000, the purchase of two manufacturing buildings of $1,521,000, and the purchase of machinery and equipment of approximately $2,489,000.

         During fiscal 2000, cash utilized in financing activities totaled $1,397,000. This was primarily attributed to the purchase of treasury stock of $1,938,000 and payments of long-term debt of $404,000, which was partially offset by the proceeds of long-term debt of $901,000.

         For fiscal 2001, Michael Anthony projects capital expenditures of approximately $3,000,000, which includes the construction costs for the manufacturing and assembly facility in the Dominican Republic, machinery and equipment expenses and certain improvements on its leased and owned properties. See Item 2. "Properties" and Item 13. "Certain Relationships And Related Transactions."

         We believe that our long-term debt and existing lines of credit provide sufficient funding for our operations. In the event that we require additional financing during fiscal 2001, it will be necessary to fund this requirement through expanded credit facilities with existing or other lenders. We believe that additional financing can be arranged.

YEAR 2000

         We completed our internal Year 2000 project in March 1999. Total expenditures related to remediation, testing, conversion and updating system applications were approximately

$308,000. The cost of the Year 2000 project was expensed as incurred and did not have a material adverse affect on Michael Anthony's results of operations, liquidity or capital resources. We have not experienced any material computer-related failures as a result of Year 2000 problems. In addition, we have not experienced any material impact to operations or financial result. If electronic data interchange communications are no longer possible, we expect to use voice, facisimile, e-mail, or traditional mail communications in order to receive customer orders and process customer invoices.

FORWARD-LOOKING STATEMENTS

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

NEW ACCOUNTING STANDARDS

       In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 133, as amended by SFAS No. 137 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Company is currently evaluating the impact of adopting SFAS No. 133.

ITEM 7a. QUANTATIVE AND QUALITATIVE DISCOUNT ABOUT MARKET
         RISK.

         The Company utilizes financial instruments, including commodity futures, forwards and options on futures, to limit its exposure to fluctuations in the price of gold. The Company does not hold or issue such instruments for trading purposes. The Company hedges its future contracts for gold against anticipated sales commitments with its customers. Gains or losses on the future contracts are deferred until settlement of the related anticipated sales to a customer. At January 29, 2000, there were no forward contracts outstanding. The Company's exposure to market risk related to the derivative financial instruments is limited to fluctuations in the price of gold. The Company is also exposed to credit loss in the event of nonperformance by the counterparties to the instruments; however, the risk of credit loss is not considered to be significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 14 and pages F-1 through F-29, S-1 and S-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On September 21, 1999, Michael Anthony filed a Form 8-K to report a change in certifying accountants with the firm of Deloitte & Touche, LLP being replaced by BDO Seidman, LLP effective September 15, 1999. During the Company's two most recent fiscal years and subsequent interim principle periods, there were no disagreements with Deloitte & Touche LLP, on any matter of accounting or practices, financial statement disclosures or auditing scope or procedure.

         PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information contained under the headings "Election of Directors" and "Compliance with Section 16 of the Exchange Act" of Michael Anthony's Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information contained under the heading "Executive Compensation" of Michael Anthony's Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained under the heading "Beneficial Ownership of Common Stock" of Michael Anthony's Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained under the heading "Certain Transactions" of Michael Anthony's Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference. See also Item 2. "Properties."

         PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K.

         (a)      The following documents are filed as a part of this Report:

                                                                        PAGE
                                                                        ----
  (1)      Financial Statements:
           Independent Accountants' Report                                F-1
           Independent Auditors' Report                                   F-2
           Consolidated Balance Sheets                                    F-3
           Consolidated Statements of Operations                          F-4
           Consolidated Statements of Changes in Stockholders'
              Equity                                                      F-5
           Consolidated Statements of Cash Flows                          F-6
           Notes to Consolidated Financial Statements                     F-8

  (2)      Financial Statement Schedule:
           Independent Accountants' Report on Schedule II                 S-1
           Schedule II  Valuation and Qualifying Accounts                 S-2

         All other schedules are omitted as the required information is inapplicable or is presented in the consolidated financial statements or related notes.

         The financial statement schedule should be read in conjunction with the financial statements in the 2000 Annual Report to Stockholders.

   (3)     Exhibits:

   Exhibit
      NO.                             DESCRIPTION                                             PAGE NO.
      ---                             -----------                                             --------
3.1            Certificate of Incorporation of Registrant,                 Incorporated by reference to Exhibit 3.1 to
               as amended                                                  Amendment No. 2 to the Company's Registration
                                                                           Statement on Form S3 (File No. 3371308) (the
                                                                           "1993 Registration Statement")


3.1.1          Certificate of Merger of Michael Anthony Jewelers, Inc.     Incorporated by reference to Exhibit 3.1.1 of
               (New York) and Michael Anthony Jewelers, Inc. (Delaware)    the Company's Annual Report on Form 10K for
                                                                           the fiscal year ended June 30, 1993 (the
                                                                           "1993 Form 10-K")

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

4.2            Form of Common Stock Purchase Warrant Certificate           Incorporated by reference to Exhibit 3.4 to
                                                                           the 1986 Registration Statement

10.1           Consignment Agreement dated as of August 20, 1993 between   Incorporated by reference to Exhibit 10.40 of
               the Registrant and Fleet Precious Metals Inc.               the 1993 Form 10-K

10.2           Security Agreement dated as of August 20, 1993 among the    Incorporated by reference to Exhibit 10.39 of
               Registrant and Fleet Precious Metals Inc.                   the 1993 Form 10-K


10.3           Amended and Restated Consignment Agreement dated as of      Incorporated by reference to Exhibit 10.44 to
               August 20, 1993 between the Registrant and ABN AMRO Bank    the 1993 Form 10-K
               N.V., New York Branch

10.4           Amended and Restated Intercreditor Agreement dated as of    Incorporated by reference to Exhibit 10.47 to
               August 20, 1993, among the Registrant, its gold lenders,    the 1993 Form 10-K
               the holders of the Registrant's Senior Notes due 1998 and
               the holders of the Registrant's 2002 Notes

10.5           First Amendment to 1993 Long-term Incentive Plan of the     Incorporated by reference to Exhibit 10.48 to
               Registrant dated as of September 21, 1993                   the 1993 Form 10-K


10.6           Second Amendment to Assignment of Trademarks and Service    Incorporated by reference to Exhibit 10.49 to
               Marks as Collateral dated as of July 12,1990 between the    the 1993 Form 10-K
               Registrant and RIHT, individually and as agent

10.7           Consignment Agreement dated as of January 31, 1994           Incorporated by reference to Exhibit 10.46
               (effective as of May 16, 1994) between the Registrant and    to the Company's Annual report on Form 10K
               Credit Suisse, New York Branch                               for the fiscal year ended June 30, 1994
                                                                            (the "1994 Form 10-K")

10.8           First Amendment to Amended and Restated Security            Incorporated by reference to Exhibit 10.47 to
               Agreement dated as of May 16, 1994 among the Registrant,    the 1994 Form 10-K
               RIHT, individually and as agent

10.9           Third Amendment to Assignment of Trademarks and Service     Incorporated by reference to Exhibit 10.49 to
               Marks as Collateral dated as of May 16, 1994 between the    the 1994 Form 10-K
               Registrant and RIHT individually and as agent

10.10          Second Amendment to Amended and Restated Security           Incorporated by reference to Exhibit 10.53 to
               Agreement dated as of September 1, 1994 among the           the 1994 Form 10-K
               Registrant, RIHT, individually and as agent

10.11          Fourth Amendment to Assignment of Trademarks and Service    Incorporated by reference to Exhibit 10.55 to
               Marks as collateral dated as of September 1,1994 between    the 1994 Form 10-K
               the Registrant and RIHT, individually and as agent

10.12          Contract of Sale dated as of November 28, 1994 between      Incorporated by reference to Exhibit 10.52 to
               Michael Anthony Company and the Registrant                  the 1995 Form 10-K

10.13          Third Amendment to Amended and Restated Security            Incorporated by reference to Exhibit 10.57 to
               Agreement dated as of February 15, 1995 among the           the 1995 Form 10-K
               Registrant and its gold lenders


10.14          Amended Security Agreement dated as of March 29,1995        Incorporated by reference to Exhibit 10.61 to
               between the Registrant and Chemical Bank                    the 1995 Form 10-K

10.15          Loan Agreement dated October 6, 1995 between First          Incorporated by reference to Exhibit 10.1 to
               Fidelity Bank, National Association ("First Fidelity")      the Company's Quarterly Report on Form 10Q
               and Registrant                                              for the quarter ended October 28,1995 (the
                                                                           "October 1995 Form 10-Q")

10.16          Mortgage Note in principal amount of $2,500,000 dated       Incorporated by reference to Exhibit 10.2 to
               October 6, 1995 issued by Registrant in favor of First      the October 1995 Form 10-Q
               Fidelity

10.17          Mortgage and Security Agreement dated October 6,1995 by     Incorporated by reference to Exhibit 10.3 to
               Registrant for the benefit of First Fidelity                the October 1995 Form 10-Q

10.18          Fourth Amendment to Amended and Restated Security           Incorporated by reference to Exhibit 10.5 to
               Agreement dated October 20, 1995 among Registrant and       the October 1995 Form 10-Q
               Registrant's gold lenders

10.19          Fifth Amendment to Amended and Restated Security            Incorporated by reference to Exhibit 10.6 to
               Agreement dated October 20, 1995 among Registrant and       the October 1995 Form 10-Q
               Registrant's gold lenders

10.20          Fifth Amendment to Assignment of Trademarks and Service     Incorporated by reference to Exhibit 10.7 to
               Marks dated October 20, 1995 among Registrant and           the October 1995 Form 10-Q
               Registrant's gold lenders

10.21          Assignment of Trademarks and Service Marks as Collateral,   Incorporated by reference to Exhibit 10.56 to
               dated July 12, 1990, between Registrant and Rhode Island    the Company's Annual Report on Form 10-K for
               Hospital Trust National Bank, individually and as agent     the fiscal year ended January 27, 1996 (the
                                                                           "1996 Form 10-K")

10.22          First Amendment to Assignment of Trademarks and Service     Incorporated by reference to Exhibit 10.57 to
               Marks as Collateral dated as of June 5,1992, between        the 1996 Form 10-K
               Registrant and Rhode Island Hospital Trust National Bank,
               individually and as agent


10.23          Deferred Compensation Plan dated as of March 4, 1996        Incorporated by reference to Exhibit 10.59 to
                                                                           the 1996 Form 10-K

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

10.25          Amendment to the NonEmployees Directors' Plan               Incorporated by reference to Exhibit 10.2 to
                                                                           the Company's October 1996 Form 10-Q



10.26          Lease dated as of May 1, 1991 between Michael Anthony       Incorporated by reference to Exhibit 10.60
               Company d/b/a MacQuesten Realty Company and Registrant      to the Company's Annual Report on Form 10-K
                                                                           for the year ended February 1, 1997 (the "1997
                                                                           Form 10-K")

10.27          Lease dated as of May 1, 1991 between Michael Anthony       Incorporated by reference to Exhibit 10.61 to
               Company d/b/a MacQuesten Realty Company and Registrant      the Company's Annual Report on Form 10-K for
                                                                           the 1997 Form-10-K

10.28          Contract of Sale dated May 16, 1997 between Registrant      Incorporated by reference to Exhibit 10 to
               and MacQuesten Realty Company                               the Company's Quarterly Report on Form 10-Q
                                                                           for the quarter ended May 3, 1997

10.29          Promissory Note dated August 22, 1997 issued by             Incorporated by reference to Exhibit 10 to
               Registrant to the Chase Manhattan Bank                      the Company's Quarterly Report on Form 10-Q
                                                                           for the quarter ended August 2, 1997

10.30          Severance and Termination Agreement dated October 22,       Incorporated by reference to Exhibit 10 to
               1997 between Registrant and Mark Hanna                      the Company's Quarterly Report on Form 10-Q
                                                                           for the quarter ended November 1, 1997

10.31          1993 Long-term Incentive Plan of the Registrant             Filed as Exhibit 10.54 to the 1998 Form 10-K



10.32          1993 NonEmployee Directors' Stock Option Plan of the        Filed as Exhibit 10.55 to the 1998 Form 10-K
               Registrant

10.33          Loan and Security Agreement, dated January 29, 1999, by     Filed as Exhibit 10.33 to the 1999 Form 10-K
               and between the Registrant and General Electric Capital
               Business Asset Funding Corporation

10.34          Amendment No. One to Loan and Security Agreement, dated     Filed as Exhibit 10.34 to the 1999 Form 10-K
               January 29, 1999, by and between the Registrant and
               General Electric Capital Business Asset Funding
               Corporation

10.35          Term Promissory Note, dated January 29, 1999, of the        Filed as Exhibit 10.35 to the 1999 Form 10-K
               Registrant in favor of General Electric Capital Business
               Asset Funding Corporation

10.36          Asset Purchase Agreement, dated March 3, 1999, by and       Filed as Exhibit 10.36 to the 1999 Form 10-K
               between the Registrant and Town & Country Fine Jewelry
               Group, Inc.

10.37          Mortgage, Security Agreement and Assignment of Leases and   Filed as Exhibit 10.37 to the 1999 Form 10-K
               Rents dated February 10, 1999, by and between Registrant
               and General Electric Capital Business Asset Funding
               Corporation

10.38          Promissory Note dated February 10, 1999 by and between      Filed as Exhibit 10.38 to the 1999 Form 10-K
               the Registrant and General Electric Capital Business
               Asset Funding Corporation



10.39          Asset Purchase Agreement, dated April 15, 1999, by and      Filed as Exhibit 10.39 to the 1999 Form 10-K
               between the Registrant and Eurospark Industries, Inc.

10.40          Consignment Agreement dated as of November 29,1999          Filed as an Exhibit to this Form 10-K
               between Registrant and Mitsui & Co. (U.S.A.), Inc.

10.41          Amended and Restated Intercreditor Agreement dated,         Filed as an Exhibit to this Form 10-K
               January 18, 1999 among Registrant and Registrant's gold
               lenders

10.42          First Amendment to Amended and Restated Intercreditor       Filed as an Exhibit to this Form 10-K
               Agreement, dated March 1,2000, among Registrant and
               Registrant's gold lenders


10.43          Second Amendment and Agreement to Amended and Restated      Filed as an Exhibit to this Form 10-K
               Collateral Sharing  Agreement, dated March 1,2000, among
               Registrant and Registrant's gold lenders

10.44          Sixth Amendment to Amended and Restated Security            Filed as an Exhibit to this Form 10-K
               Agreement dated March 1, 2000, among Registrant and
               Registrant's gold lenders

10.45          Ninth Amendment and Agreement to Consignment Agreement      Filed as an Exhibit to this Form 10-K
               dated March 1, 2000, between Registrant and Fleet
               Precious Metals Inc. among Registrant and Registrant's
               gold lenders


10.46          1999 Employee Change of Control Plan of the Registrant      Filed as an Exhibit to this Form 10-K

10.47          1999 Non-Employee Director Change of Control Plan of the    Filed as an Exhibit to this Form 10-K
               Registrant

10.48          Contract of Sale dated September 16, 1999 between           Filed as an Exhibit to this Form 10-K
               Registrant and MacQuesten Realty Company


10.49          Mortgage dated August 16, 1993 between


               Michael Anthony Company d/b/a MacQuesten Realty Company     Filed as an Exhibit to this Form 10-K
               and First Fidelity

10.50          Assumption Agreement dated September 16, 1999 among         Filed as an Exhibit to this Form 10-K
               Registrant, MacQuesten Realty Company,  and First Union
               National Bank, successor in interest to First Fidelity

10.51          Registrant's Form 8-K filed on September 21, 1999           Filed as an Exhibit to this Form 10-K

10.52          Bill of Sale dated October 28, 1999 between MADOR, S.A.     Filed as an Exhibit to this Form 10-K
               and Zona Franca San Isidro S.A.

10.53          Construction Agreement dated October 28, 1999 between       Filed as an Exhibit to this Form 10-K
               MADOR, S.A. and Zona Franca San Isidro, S.A.

21             Subsidiaries of the Registrant                              Filed as an Exhibit to this Form 10-K

23             Consent of BDO Seidman, LLP                                 Filed as an Exhibit to this Form 10-K

23.1           Consent of Deloitte & Touche, LLP                           Filed as an Exhibit to this Form 10-K

27             Financial Data Schedule                                     Filed as an Exhibit to this Form 10-K


REPORT ON FORM 8-K

  (b) A report on Form 8-K was filed by Michael Anthony on September 21, 1999 with respect to Item 9 therein, a change in accounting firms.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 26, 2000              MICHAEL ANTHONY JEWELERS, INC.

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

    SIGNATURE                                               TITLE                                    DATE
    ---------                                               -----                                    ----
/s/ Michael Paolercio                          Co-Chairman of the Board                       April 26, 2000
-----------------------------------            and Chief Executive Officer
(Michael W. Paolercio)                         (Principal Executive Officer)


/s/ Anthony Paolercio                          Co-Chairman of the Board                       April 26, 2000
-----------------------------------            and President
(Anthony Paolercio, Jr.)

/s/ Allan Corn                                 Chief Financial Officer,                       April 26, 2000
-----------------------------------            Senior Vice President
(Allan Corn)                                   and Director (Principal
                                               Accounting Officer)


/s/ Michael A. Paolercio                       Senior Vice President,                         April 26, 2000
-----------------------------------            Treasurer and Director
(Michael Anthony Paolercio)

/s/ Michael Wager                              Director                                       April 26, 2000
-----------------------------------
(Michael Wager)

/s/ David Harris                               Director                                       April 26, 2000
-----------------------------------
(David Harris)

/s/ Donald Miller                              Director                                       April 26, 2000
-----------------------------------
(Donald Miller)

/s/ Nathan Light                               Director                                       April 26, 2000
-----------------------------------
(Nathan Light)



/s/ Barry Scheckner                            Director                                       April 26, 2000
-----------------------------------
(Barry Scheckner)

INDEPENDENT ACCOUNTANTS REPORT





Board of Directors and Stockholders of
Michael Anthony Jewelers, Inc.
Mount Vernon, New York


We have audited the accompanying consolidated balance sheet of Michael Anthony Jewelers, Inc. as of January 29, 2000 and the related consolidated statement of income, stockholders' equity, and cash flow for the period ended January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Michael Anthony Jewelers, Inc. at January 29, 2000, and the result of its operations and its cash flow for the period ended January 29, 2000, in conformity with generally accepted accounting principles.

BDO Seidman

New York, New York
March 31, 2000

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Michael Anthony Jewelers, Inc.
Mount Vernon, New York

We have audited the accompanying consolidated balance sheet of Michael Anthony Jewelers. Inc. and subsidiaries as of January 30, 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended January 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2) for each of the two years in the period ended January 30, 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Michael Anthony Jewelers, Inc. and subsidiaries as of January 30, 1999, and the results of their operations and their cashflows for each of the two years in the period ended January 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule for each of the two years in the period ended January 30, 1999 when, considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
April 9,1999 (April 14,1999 as to Note 18)

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS                                                                   January 29,      January 30,
------                                                                      2000              1999
                                                                         -----------      -----------
CURRENT ASSETS:
     Cash and equivalents                                                 $  2,580         $    961
     Accounts receivable:
        Trade (less allowances of $1,007 and $1,124, respectively)          25,521           29,194
        Other                                                                  287              203
     Inventories                                                            16,270           14,212
     Prepaid expenses and other current assets                               1,389            1,397
     Deferred taxes                                                            682            1,203
                                                                          --------         --------

          Total current assets                                              46,729           47,170

PROPERTY, PLANT AND EQUIPMENT - net                                         20,614           16,916
INTANGIBLES - net                                                              169              377
OTHER ASSETS                                                                   402              574
                                                                          --------         --------
                                                                          $ 67,914         $ 65,037
                                                                          ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Accounts payable - trade                                             $  2,198         $  2,808
     Current portion of long-term debt                                       1,580              119
     Current portion of capital leases                                          76              108
      Taxes payable                                                          1,974              812
     Accrued expenses                                                        4,941            4,152
                                                                          --------         --------

          Total current liabilities                                         10,769            7,999
                                                                          --------         --------

LONG-TERM DEBT                                                              12,684           12,498
                                                                          --------         --------
CAPITAL LEASE LIABILITY                                                          -               11
                                                                          --------         --------
DEFERRED TAXES                                                                 417            1,231
                                                                          --------         --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock - par value $1.00 per share;
         1,000,000 shares authorized; none issued                                -                -
     Common stock - par value $.001 per share;
         20,000,000 shares authorized; 8,308,000 and
         8,288,000 shares issued and outstanding  as of
         January 29, 2000, and January 30, 1999, respectively                    8                8
     Additional paid-in capital                                             31,826           31,762
     Retained earnings                                                      18,242           15,622
     Treasury stock, 1,951,000 and 1,457,000 shares as of
         January 29, 2000 and January 30, 1999, respectively                (6,032)          (4,094)
                                                                          --------         --------

               Total stockholders' equity                                   44,044           43,298
                                                                          --------         --------

                                                                          $ 67,914         $ 65,037
                                                                          ========         ========


The accompanying notes are an integral part of these consolidated financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         YEAR ENDED
                                                       January 29,       January 30,      January 31,
                                                          2000              1999              1998
                                                          ----              ----              ----

NET SALES                                               $ 144,515         $ 137,009         $ 129,949
COST OF GOODS SOLD                                        110,096           105,870           107,182
                                                        ---------         ---------         ---------

          GROSS PROFIT ON SALES                            34,419            31,139            22,767

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                 27,835            25,384            25,155
                                                        ---------         ---------         ---------

          OPERATING INCOME/(LOSS)                           6,584             5,755            (2,388)
                                                        ---------         ---------         ---------

OTHER INCOME (EXPENSES):
     Gold consignment fee                                  (1,483)           (1,106)           (1,305)
     Interest expense                                      (1,216)           (1,184)           (1,522)
     Interest income                                          175               245               297
     Other income                                             167                81               705
                                                        ---------         ---------         ---------

         TOTAL OTHER INCOME/(EXPENSES)                     (2,357)           (1,964)           (1,825)
                                                        ---------         ---------         ---------

INCOME/(LOSS) BEFORE  EXTRAORDINARY
   ITEM AND INCOME TAXES                                    4,227             3,791            (4,213)

INCOME TAX PROVISION/(BENEFIT)                              1,607             1,441            (1,601)
                                                        ---------         ---------         ---------

INCOME/(LOSS) BEFORE
  EXTRAORDINARY ITEM                                        2,620             2,350            (2,612)
                                                        ---------         ---------         ---------

EXTRAORDINARY ITEM - REFINANCING  OF
   DEBT (net of income taxes of $130,000)                       -               212                 -
                                                        ---------         ---------         ---------

NET INCOME/(LOSS)                                       $   2,620         $   2,138         $  (2,612)
                                                        =========         =========         =========

EARNINGS/(LOSS) PER SHARE - Basic
   Income/(loss) before extraordinary item              $     .40         $     .33         $    (.34)
   Extraordinary item                                           -              (.03)                -
                                                        ---------         ---------         ---------
        NET EARNINGS/(LOSS) PER SHARE - Basic           $     .40         $     .30         $    (.34)
                                                        =========         =========         =========

EARNINGS/(LOSS) PER SHARE - Diluted
   Income/(loss) before extraordinary item              $     .39         $     .33         $    (.34)
   Extraordinary item                                           -              (.03)                -
                                                        ---------         ---------         ---------
        NET EARNINGS/(LOSS) PER SHARE - Diluted         $     .39         $     .30         $    (.34)
                                                        =========         =========         =========

WEIGHTED AVERAGE NUMBER OF SHARES - Basic                   6,592             7,111             7,746
                                                        =========         =========         =========
WEIGHTED AVERAGE NUMBER OF SHARES - Diluted                 6,702             7,111             7,746
                                                        =========         =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                         Common Stock           Additional                        Treasury Stock
                                         ------------           Paid-In       Retained            --------------
                                       Shares        Dollars    Capital       Earnings    Shares     Dollars       Total
                                       ------        -------    -------       --------    ------     -------       -----
Balance - February 1, 1997              8,279          $  8      $31,732      $16,096      (250)      $ (794)      $47,042
Purchase of treasury stock                  -             -            -            -      (328)      (1,056)       (1,056)
Issuance of stock                           3             -           15            -         -            -            15
Net Loss                                    -             -                   (2,612)         -            -        (2,612)
                                       ------          ------    -------      --------     ------     -------      --------
                                                                      -
Balance - January 31, 1998              8,282             8       31,747       13,484      (578)      (1,850)       43,389
Purchase of treasury stock                  -             -            -            -      (879)      (2,244)       (2,244)
Issuance of stock                           6             -           15            -         -            -            15
Net income                                  -             -                     2,138         -            -         2,138
                                       ------          ------    -------      --------     ------     -------      --------
                                                                       -
Balance - January 30, 1999              8,288             8       31,762       15,622    (1,457)      (4,094)       43,298
Purchase of treasury stock                  -             -            -            -      (494)      (1,938)       (1,938)
Proceeds from exercise of
  stock options                            15             -           44            -         -            -            44

Issuance of stock                           5             -           20            -         -            -            20
Net income                                  -             -                     2,620         -            -         2,620
                                       ------          ------    -------      --------     ------     -------      --------
                                                                       -
Balance - January 29, 2000              8,308          $  8      $31,826     $ 18,242    (1,951)    $ (6,032)      $44,044
                                       ======          ======    =======     =========   =======    =========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                             YEAR ENDED
                                                                January 29,  January 30,     January 31,
                                                                    2000        1999            1998
                                                                -----------  -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income/(loss)                                            $  2,620       $  2,138       $ (2,612)
    Adjustments to reconcile net income/(loss) to net cash
      provided by operating activities:
             Depreciation and amortization                          4,091          3,535          4,761
             Provision for doubtful accounts                           60            212            284
             Provision for sales returns                             (110)           106              -
             Deferred tax (benefit)/provision                        (293)           (70)          (392)
             Loss/(gain) on disposal of property, plant
               and equipment                                          (45)             7             (2)
    Provision for stock compensation                                   20             15             15
    (Increase)/decrease in operating assets:
             Accounts receivable                                    3,639         (7,441)          (761)
             Inventories                                           (2,058)        (1,299)         5,990
             Prepaid expenses and other current assets                  8          1,910         (2,422)
             Other assets                                             210            480           (310)
    Increase/(decrease) in operating liabilities:
             Accounts payable                                        (610)           (62)          (271)
             Taxes payable                                          1,162              -              -
             Accrued expenses                                         789            579            583
                                                                 --------       --------       --------

                  Net cash provided by operating activities         9,483            110          4,863
                                                                 --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                      (6,642)        (2,221)        (4,010)
    Proceeds from sale of equipment                                   175             15             34
                                                                 --------       --------       --------

                  Net cash used in investing activities            (6,467)        (2,206)        (3,976)
                                                                 --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt
      and capital lease liabilities                                  (404)        (1,446)        (3,514)
    Proceeds from long-term debt                                      901              -              -
    Proceeds from line of credit                                   16,400         10,500         15,700
    Payments to line of credit                                    (16,400)       (10,500)       (15,700)
    Proceeds from exercise of stock options                            44              -              -
    Purchase of treasury stock                                     (1,938)        (2,244)        (1,056)
                                                                 --------       --------       --------

                  Net cash used in financing activities            (1,397)        (3,690)        (4,570)
                                                                 --------       --------       --------

NET INCREASE/(DECREASE) IN CASH                                     1,619         (5,786)        (3,683)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                             961          6,747         10,430
                                                                 --------       --------       --------

CASH AND EQUIVALENTS AT END OF YEAR                              $  2,580       $    961       $  6,747
                                                                 ========       ========       ========



The accompanying notes are an integral part of these consolidated financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                              YEAR ENDED
                                                                January 29,    January 30,   January 31,
                                                                   2000           1999          1998
                                                                   ----           ----          ----
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:

     Investing:
       Mortgage incurred with purchase of building                   $929               -              -

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

     Cash paid during the year for:
      Interest and gold consignment fees                           $2,959          $2,592         $2,858
      Income taxes                                                 $  804          $  835         $   95



The accompanying notes are an integral part of these consolidated financial statements.

   MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.      NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (Continued)

        MOLDS AND MODELS

        For molds and models with a life greater than one year, the Company capitalizes and amortizes the costs over a three-year period. In fiscal 2000 and 1999 the Company capitalized approximately $556,000 and $446,000, respectively.

        INTANGIBLES

        Intangible assets (net of accumulated amortization of $1,830,000 and $1,623,000 as of January 29, 2000 and January 30, 1999, respectively), consist of patents which are amortized on a straight-line basis over the lives of the patents, approximately 14 years and a covenant-not-to-compete which is amortized on a straight-line basis over the life of the covenant of five years.

        LONG-LIVED ASSETS

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of ", long-lived assets and certain identifiable intangibles (excluding financial instruments and deferred tax assets) to be held and used are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

        If a review for recoverability is necessary, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Any impairment loss recognized is measured as excess of carrying amount of the asset over the fair value of the asset. For the years ended January 31, 1998, January 30, 1999 and January 29, 2000, there were no impairment losses.

        REVENUE RECOGNITION

        Revenue from sales to customers (other than consignment) is recognized at the time the merchandise is shipped. Merchandise sold under consignment arrangements between the Company and certain customers is not recognized as revenue by the Company until the products are sold by the consignee. In certain cases, the Company accepts payment for merchandise in gold. Additionally, the Company enters into arrangements for certain customers of its rope chain and tubing products whereby the gold value of the finished

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.      NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (Continued)

        REVENUE RECOGNITION (Continued)

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

        CATALOG COSTS

        Catalog costs are charged to expense as incurred, the only exception being major catalog revisions. Costs capitalized are amortized over the units of catalogs shipped, up to a maximum of two years. At January 29, 2000, January 30, 1999 and January 31, 1998, in connection with three significant catalog revisions, approximately $169,000, $52,000, and $210,000, respectively, had been capitalized. Included in the statement of operations for the years ended January 29, 2000, January 30, 1999 and January 31, 1998, is amortization expense of $124,000, $158,000 and $229,000, respectively.

        CASH EQUIVALENTS

        Highly liquid investments with maturities of three months or less at the date of acquisition are classified as cash equivalents.

        FINANCIAL INSTRUMENTS

        The Company utilizes financial instruments, including commodity futures, forwards and options on futures, to limit its exposure to fluctuations in the price of gold. The Company does not hold or issue such instruments for trading purposes. The Company hedges its future contracts for gold against anticipated sales commitments with its customers. Gains or losses on the future contracts are deferred until settlement of the related anticipated sales to a customer. At January 29, 2000, there were no forward contracts and options on futures outstanding. The Company's exposure to market risk related to the derivative financial instruments is limited to fluctuations in the price of gold. The Company is also exposed to



                                      F_12
        credit loss in the event of nonperformance by the counterparties to the instruments; however, the risk of credit loss is not considered to be significant.

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.      NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (Continued)

        EARNINGS PER SHARE

        During the year ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", ("SFAS 128"), which requires presentation of basic and diluted earnings per share ("EPS") on the face of the consolidated statements of operations and requires a reconciliation of the numerators and denominators of the basic and diluted EPS calculations. Basic EPS is computed by dividing net income by the weighted average shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options to issue common stock were exercised and converted to common stock. Options and warrants outstanding were not materially dilutive for each of the three years in the period ended January 29, 2000.

        NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

        In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Company is currently evaluating the impact of adopting SFAS No. 133.

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

        FISCAL YEAR END

        The Company's fiscal year end is the Saturday closest to the end of January. The financial statements for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998 were comprised of 52 weeks, respectively.

        RECLASSIFICATIONS

        Certain reclassifications were made to the prior year's financial statements to conform to the current year's presentation.

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


2.       INVENTORIES

         Inventories consist of:                                     January 29,          January 30,
                                                                        2000                  1999
                                                                     ----------           --------
                                                                             (In thousands)

                          Finished goods                              $34,908               $31,349
                          Work in process                              14,012                14,324
                          Raw materials                                 5,426                 3,635
                                                                     --------              --------
                                                                       54,346                49,308
                          Less:
                           Consigned gold                              38,076                35,096
                                                                      -------              --------
                                                                      $16,270               $14,212
                                                                      =======               =======

        At January 29, 2000 and January 30, 1999, inventories excluded approximately 133,000 and 123,000 ounces of gold on consignment, respectively.

   3.   PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following:

                                                                      January 29,         January 30,
                                                                        2000                  1999
                                                                     ----------           --------
                                                                             (In thousands)

                  Machinery and equipment                             $39,130               $34,441
                  Leasehold improvements                                    -                 2,573
                  Building and building improvements                   11,137                 6,337
                  Land                                                  2,192                 1,638
                                                                     --------              --------
                                                                       52,459                44,989
                  Less:  Accumulated depreciation
                            and amortization                           31,845                28,073
                                                                      -------              --------
                                                                      $20,614               $16,916
                                                                      =======               =======



        Included in property, plant and equipment as of January 29, 2000, are capitalized leases with a carrying value of $274,000. Total capitalized lease amortization expense was $207,000 and $215,000 for the years ended January 29, 2000 and January 30,1999.

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


   4.   GOLD CONSIGNMENT AGREEMENTS

        The Company has gold consignment agreements with gold lenders. Under the terms of the agreements, the Company is entitled to lease the lesser of an aggregate amount of 245,000 ounces, or an aggregate consigned gold value not to exceed $86,250,000. In March 2000, Michael Anthony received approval from a new gold lender which will increase the aggregate ounces of fine gold to 270,000 ounces with an aggregate value of $92,250,000. The consigned gold is secured by certain property of the Company including its inventory and equipment. Title to such consigned gold remains with the gold lenders until the Company purchases the gold. However, during the period of consignment, the entire risk of physical loss, damage or destruction of the gold is borne by the Company. The purchase price per ounce is based on the daily Second London Gold Fix. The Company pays the gold consignors a consignment fee based on the dollar value of gold ounces outstanding, as defined in the agreements.

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

        As of January 29, 2000, the Company was in compliance with these covenants, and the Company's owned gold inventory was valued at approximately $3,724,000.

   5.   ACCRUED EXPENSES

        Accrued expenses consist of the following:
                                                                      January 29,         January 30,
                                                                        2000                  1999
                                                                     -----------------------------
                                                                             (In thousands)

                Accrued advertising and royalty expenses                2,508                $2,119
                Accrued payroll expenses                                1,585                 1,228
                Customer deposits payable                                 252                   261
                Accrued interest                                           57                    15
                Other accrued expenses                                    539                   529
                                                                      -------              --------


                                                                       $4,941                $4,152
                                                                       ======                ======

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

6.  LONG-TERM DEBT
    --------------

    Long-term debt consists of the following:

                                                                                 January 29,        January 30,
                                                                                    2000              1999
                                                                                 ---------          ------
                                                                                       (In Thousands)

    Note payable - interest at 6.85%, interest only of $60,000 payable monthly for first year, interest and principal of $157,000 payable monthly over a seven-year term through
    January 2007.                                                                   $10,444        $10,444

    Mortgage payable - interest at 8%, interest and principal of $24,000 payable monthly over a ten-year term through
    October 2005.                                                                     2,053          2,173

    Note payable - interest at 7.05%, interest and principal of $8,500 payable monthly over a fifteen year term
    through March 2014                                                                  904              -

    Mortgage payable - interest at 7.5%, interest and principal of $22,000 payable monthly over a four-year term through
    September 2003                                                                      863              -
                                                                                 ----------   ------------
                                                                                     14,264         12,617
             Less: current portion                                                    1,580            119
                                                                                  ---------     ----------
                                                                                    $12,684        $12,498

    On January 27, 1999, the Company repaid its existing long-term debt with the insurance companies. The Company obtained a loan from a new lender in the amount of $10,444,000. As collateral for the loan, the Company granted the lender a lien on the Company's machinery and equipment. The loan has an eight-year term and accrues interest at 6.85%. The loan does not contain any restrictive financial covenants. The loan agreement contains a cross collateral/cross default clause in connection with the Company's Line of Credit Agreement (see Note. 7).

    The proceeds from the loan were used to repay the notes with the insurance companies. The Company incurred $10,000 of costs which are being amortized over the term of the new loan. Costs of $342,000 associated with the old debt were written off as an extraordinary charge.

    The 8.0% mortgage payable is secured by the Company's corporate headquarters building and land. Additionally, the mortgage agreement contains certain restrictive financial covenants.

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
6.  LONG-TERM DEBT (Continued)
    ---------------

    On February 10, 1999, the Company obtained a loan in the amount of $937,500. As collateral for the loan, the Company granted the lender a first mortgage on one of its manufacturing facilities. The mortgage has a fifteen-year term and accrues interest at an annual rate of 7.05%. At January 29, 2000, $904,000 of principal remained outstanding under the loan.

    On September 16, 1999 the Company exercised the option to purchase the remaining manufacturing and distribution facilities housed in the buildings located at 60 and 70 South MacQuesten Parkway, Mt. Vernon at an aggregate purchase price of $2,450,000. The Company incurred $929,000 of long-term debt, which has a four-year term and accrues interest at an annual rate of 7.50%. At January 29, 2000, $863,000 of principal remained outstanding under the loan.

    Maturities of long-term debt as of January 29, 2000 are as follows (in thousands):

                YEAR ENDING JANUARY

                      2001                                         $1,580
                      2002                                          1,697
                      2003                                          1,821
                      2004                                          1,873
                      2005                                          1,812
                  Thereafter                                        5,481
                                                                ---------
                                                                  $14,264

7.  LINE OF CREDIT
    --------------

    At January 29, 2000, the Company had an unused line of credit arrangement with a commercial bank which varies seasonally from $10,000,000 to $18,350,000 (the "line of credit"). The line of credit is secured by certain assets of the Company, including accounts receivable and inventory. Borrowings under the facility bear interest at the Company's option of the bank's prime rate, the fixed rate loan (as defined in the agreement) or the adjusted Eurodollar rate plus 2.5%. The line of credit expires on July 31, 2000 subject to annual renewal. Management believes that the line of credit will be renewed; however, if the current lender decides not to renew the line, the Company believes that other lenders would be willing to enter into a similar arrangement.

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
8.  FAIR VALUE OF FINANCIAL INSTRUMENTS
    -----------------------------------

    The carrying amounts and fair values of the Company's financial instruments are as follow:

                                                  January 29, 2000            January 30, 1999
                                                  ----------------            ----------------
                                               Carrying        Fair       Carrying        Fair
                                                 Value         Value        Value         Value
                                                 -----         -----        -----         -----
                                                                 (In thousands)
    Notes with lenders:
         6.85% note payable                    $10,444        $10,078    $10,444      $10,444
         8.0% mortgage payable                   2,053          2,053      2,173        2,291
         7.05% note payable                        904            852          -            -
         7.5% mortgage payable                     863            863          -            -

    The fair value of the 8.0% note payable and the 7.5% mortgage payable were assumed to reasonably approximate the carrying amount since the debt was recently issued. The fair value of the mortgage payable was based on current rates available to the Company for debt with similar remaining maturities.

    At January 30, 1999 the fair value of the 6.85% note payable was assumed to reasonably approximate the carrying amount since the debt was recently issued.

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

    Income tax provision/(benefit) consists of the following:


                                                                        YEAR ENDED

                                                       January 29,      January 30,       January 31,
                                                          2000             1999              1998
                                                          ----             ----              ----
                                                                      (In thousands)
              Current:
                  Federal                               $1,630            $1,406           $(1,080)
                  State and local                          270               105              (129)
                                                        ------            ------         --------


                                                         1,900             1,511            (1,209)
             Deferred income tax                          (293)              (70)             (392)
                                                        ------            ------           --------
                        Total                           $1,607            $1,441           $(1,601)
                                                        ======            ======           ========

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
9.   INCOME TAXES (Continued)
     ------------

     The following is a reconciliation of the federal statutory rate to the effective tax rate:

                                                                           YEAR ENDED

                                                         January 29,       January 30,        January 31,
                                                            2000              1999               1998
                                                            ----              ----               ----

            Statutory tax (benefit) rate                    34.0%               34.0%           (34.0)%
              State and local taxes (benefit),
                 net of federal benefit                      3.0                 3.0             (4.0)
            Other                                            1.0                 1.0               -
                                                           -----                ----             -----

            Statutory tax (benefit) rate                    38.0%               38.0%           (38.0)%
                                                           =====                ====             =====

    The tax effects of significant items comprising the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                            January 29,          January 30,
                                                              2000                 1999
                                                          ------------           --------
    Non-current deferred tax liabilities:
      Difference between book and tax
        depreciation methods                                   $417                $1,231
                                                               ----                ------

    Current deferred tax assets:
      Reserves for sales returns and
        doubtful accounts                                       383                   427
      Inventory reserve                                         222                   424
      Other                                                      77                   352
                                                            -------              --------

                                                                682                 1,203
                                                            -------                ------

      Net deferred tax (asset)/liabilities                    $(265)                  $28
                                                            ========              =======

10.  OTHER INCOME/(EXPENSES)
     -----------------------

    Other income for the year ended January 31, 1998 included a gain of approximately $625,000 on the sale of an asset.

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11. RELATED PARTY TRANSACTIONS
    --------------------------

    On September 16, 1999, the Company acquired two buildings which house two manufacturing facilities, located at 70 and 60 South MacQuesten Parkway, Mount Vernon, New York from MacQuesten Realty Company ("MRC"), a partnership consisting of certain stockholders of the Company, for a price of $2,450,000.

    The Company incurred $929,000 of long term debt, which has a four-year term and accrues interest at an annual rate of 7.50%, and paid the balance with cash from its operations. At January 29, 2000, $863,000 of principal remained outstanding under the loan.

    On February 29, 2000, the Company loaned $123,000 to an officer. Interest on the unpaid principle of $123,000 accrues at the rate of 8% per annum until the maturity date of December 31, 2000.

12. LEASES AND COMMITMENTS
    ----------------------

    (a) Rent expense related to the MRC leases for the years ended January 29, 2000, January 30, 1999 and January 31, 1998 amounted to $349,000, $504,000 and $498,000, respectively, principally for manufacturing and distribution facilities.

    (b) The Company's product line includes licensed goods manufactured pursuant to two or three year agreements with licensors. Royalty fees range from 6% to 12% of net sales of these products, or a minimum guarantee, whichever is greater. The Company records the related expense over the units sold.

    As of January 29, 2000, the future guaranteed royalty commitments are as follows:

         Year Ending                                       Guaranteed
           January                                           Royalty
           -------                                         Commitments
                                                           -----------
                                                          (in thousands)

            2001                                                $520
            2002                                                 285
            2003                                                  48
                                                                ----

                                                                $853
                                                                ====

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
12. LEASES AND COMMITMENTS (Continued)
    ----------------------

    (c) The Company, through MADOR S.A., has entered into a Real Estate Purchase Agreement and a Construction Agreement with Zona Franca San Isidro, S.A. for the construction of a 40,000 square feet assembly and manufacturing facility located in the Dominican Republic that is expected to be operational in August 2000 at a cost of approximately $2,000,000 for land, building and machinery.

13. STOCK PLANS
    -----------

    The Company has elected to continue to account for employees stock-based transactions under Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees". Since the exercise price of all stock options granted under the stock plans were equal to the price of the stock at the date of grant, no compensation has been recognized by the Company. Under the Company's stock option agreements, had the compensation expense been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock Based Compensation," the Company's pro forma, net income (loss) and earnings
    (loss) per share would have been net income (loss) of $2,472,000, $2,074,000, and $(2,674,000), and $.37, $.29, and $(.35) earnings (loss) per share for the years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively. The weighted average per share fair value of the options granted during the years ended January 29, 2000, January 30, 1999 and January 31, 1998 were estimated at $1.00, $.84, and $.74, respectively, on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                         January 29,  January 30,  January 31,
                                            2000          1999        1998
                                            ----          ----        ----

           Expected life (years)              3            2            2
           Risk-free interest rates         6.5%         5.5%         5.6%
           Expected volatility             49.7%        44.4%        36.9%
           Expected dividend yield            -            -            -

    The pro forma effect on net income and earnings per share for the year ended January 29, 2000 may not be representative of the pro forma effect in future years because it includes compensation cost on a straight line basis over the vesting periods of the grants and does not take into consideration the pro forma compensation costs for grants made prior to 1996.

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
13. STOCK PLANS (Continued)
    -----------

    INCENTIVE STOCK OPTION PLANS

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

    Long-Term Incentive Plan
    ------------------------

                                                                                   Weighted
                                                                                    Average          Exercise
                                                                    Shares        Option Price         Price
                                                                    ------        ------------         -----
             Outstanding at February 1, 1997                       668,500       $3.91            $2.63-$7.75

             Lapsed                                               (114,000)      $2.63-$6.13      $2.63-$6.13
             Granted                                               134,000       $3.00            $2.13-$3.00
                                                                  -------

             Outstanding at January 31, 1998                       688,500       $3.60            $2.13-$7.75

             Lapsed                                               (190,000)      $4.14            $2.94-$7.75
             Granted - Additions                                   150,000       $3.13            $3.13
                                                                  -------

             Outstanding at January 30, 1999                       648,500       $3.33            $2.13-$6.13

             Lapsed                                                (86,000)      $5.35            $2.75-$6.13
             Exercised                                             (15,000)      $2.94            $2.94
             Granted                                               288,000       $3.51            $3.13-$3.63
                                                                  -------

             Outstanding at January 29, 2000                       835,500       $3.19            $2.13-$3.63
                                                                  =======

    Options exercisable at January 29, 2000 were for 426,880 shares of common stock at prices between $2.13 - $3.63 a share. At January 29, 2000, shares for future option grants totaling 1,119,500 were available under the plan.

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

13. STOCK PLANS (Continued)
    -----------

    NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN
    -----------------------------------------

                                                                                  Weighted
                                                                                   Average        Exercise
                                                                    Shares      Option Price        Price
                                                                    ------      ------------        -----

             Outstanding at February 1, 1997                        50,000          $3.63        $2.63 - $5.00

             Lapsed                                                 (5,000)         $4.18        $4.18
             Granted                                                15,000          $3.00        $2.69 - $3.00
                                                                   -------

             Outstanding at January 31, 1998                        60,000          $2.69        $2.63 - $5.00

             Lapsed                                                (10,000)         $4.19        $4.19
             Granted                                                15,000          $2.75        $2.56 - $3.00
                                                                   -------

             Outstanding at January 30, 1999                        65,000          $3.08        $2.39 - $5.00

             Lapsed                                                 (5,000)         $5.00        $5.00
             Granted                                                15,000          $3.27        $2.88 - $3.88
                                                                   -------

             Outstanding at January 29, 2000                        75,000          $3.03        $2.56 - $3.88
                                                                   =======


    Options exercisable at January 29, 2000 for 45,000 shares of common stock at prices between $2.56 - $3.50 a share. At January 29, 2000, shares for future option grants totaling 175,000 were available under this plan.

    WARRANTS AND NON-QUALIFIED OPTIONS

    The Company has granted common stock purchase warrants and non-qualified options.

    The changes in the number of shares under the stock purchase warrants and non-qualified options and the weighted average option price per share are as follows:

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

13. STOCK PLANS (Continued)
    -----------

                                                                                 Weighted
                                                                                  Average         Exercise
                                                                    Shares      Option Price       Price
                                                                    ------      ------------       -----

         Outstanding at February 1, 1997                             25,000       $5.82       $3.25 - $7.50

         Granted                                                     96,000       $3.00       $3.00
                                                                    --------

         Outstanding at January 31, 1998                            121,000       $3.58       $3.00 - $7.50

         Lapsed                                                     (25,000)      $5.82       $3.25 - $7.50
                                                                    --------

         Outstanding at January 30, 1999                             96,000       $3.00       $3.00

         Granted                                                          -       $  -        $  -
                                                                    --------

         Outstanding and exercisable
           at  January 29, 2000                                      96,000       $3.00       $3.00
                                                                    ========

                                      OUTSTANDING                               EXERCISABLE
                       ----------------------------------------         ----------------------------
                                         Weighted
                                         Average
                                        Remaining      Weighted                          Weighted
           Range of     Number           Years of      Average              Number        Average
           Exercise      of            Contractual     Exercise               of          Exercise
            Prices     Options            Life           Price              Options         Price
          ---------  -----------      ------------    ----------          ----------    -----------
        $2.13-$2.70      35,000            2.8           $2.42              21,850          $2.40
        $2.70-$3.28     718,500            1.9           $3.04             526,030          $3.02
        $3.28-$3.90     253,000            4.0           $3.60              20,000          $3.36
                     --------------------------------------------------------------------------------

           In Total   1,006,500            2.5           $3.16             567,880          $3.01
                     --------------------------------------------------------------------------------



14. RETIREMENT PLAN

    ---------------

    The Company established a 401(k) Retirement Plan and Trust for all eligible employees. Under the terms of the plan the employee may contribute 1% to 20% of compensation. There is a partial employer matching contribution. Included in the statement of operations for the years ended January 29, 2000, January 30, 1999 and January 31, 1998 is $58,000, $69,000 and $96,000 of expense for the employer portion of the contribution.

15. SIGNIFICANT CUSTOMERS
    ---------------------

    Sales to the Company's two largest customers were approximately 15% and 12%, 13% and 11%, and 13% and 13%, respectively, of net sales for the years ended January 29, 2000, January 30, 1999 and January 31, 1998.

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

16. STOCK REPURCHASE PROGRAM
    ------------------------

    In December 1995, the Company announced a Common Stock Repurchase Program, (the "1995 Stock Repurchase Program"), pursuant to which the Company may repurchase up to 750,000 shares of Common Stock. On April 4, 1997, the Board of Directors authorized an increase of an additional 500,000 shares of common stock that the Company may repurchase under the stock repurchase plan. On May 26, 1998, the Board of Directors authorized an increase of up to an additional 1,000,000 shares of common stock that the Company may repurchase under the Stock Repurchase Plan. During the years ended January 29, 2000, January 30, 1999 and January 31, 1998, the Company repurchased a total of 494,000, 879,000 and 328,000 shares, respectively, on the open market under the 1995 Stock Repurchase Program for an aggregate price of approximately $1,938,000, $2,244,000 and $1,056,000, respectively.

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

18. COMMITMENTS AND CONTINGENCIES
    -----------------------------

    In early 1999, at the decision of the compensation committee the Company adopted a Change of Control Plan for executive officers, other key employees, and Non-Employee Directors. The Plan provides for severance payments to executive officers and other key employees. The severance payments will be an amount equal to one times the individual's most recent salary and bonus. The Plan also provides for continuation of medical and dental benefits for a period of one year and automatic vesting of stock options, if permissible under the applicable stock option plan. The Non-Employee Director Plan provides for a payment of the sum of the Non-Employee Director's regular compensation at the rate in effect at the time of the change of control. These benefits are triggered upon a change of control, as defined in the plan. Individual Agreements under the Plan have been entered into with each of the executive officers, other key employees and Non-Employee Directors.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Summary of Quarterly Results (Unaudited) (in thousands)

                                              Year Ended  January 29, 2000                   Year Ended January 30, 1999
                                      --------------------------------------------    --------------------------------------------
                                                    Quarter Ended                                     Quarter Ended
                                      --------------------------------------------    --------------------------------------------
                                       May 1,      Jul. 31,   Oct. 30,    Jan. 29,     May 2,      Aug. 1     Oct. 31,    Jan. 30
                                        1999        1999        1999        2000        1998        1998        1998        1999
                                      --------    --------    --------    --------    --------    --------    --------    --------

Net sales (A)                         $ 28,982    $ 25,331    $ 49,935    $ 40,267    $ 30,432    $ 26,912    $ 43,758    $ 35,907

Cost of goods sold                      22,171      19,187      38,418      30,320      23,925      21,163      34,373      26,409
                                      --------    --------    --------    --------    --------    --------    --------    --------

    Gross profit                         6,811       6,144      11,517       9,947       6,507       5,749       9,385       9,498

Selling, general &
   administrative expenses               6,163       6,420       8,265       6,987       5,688       5,686       6,949       7,061
                                      --------    --------    --------    --------    --------    --------    --------    --------

Operating Income                           648        (276)      3,252       2,960         819          63       2,436       2,437

Other income (expense):
  Gold consignment fees                   (224)       (277)       (581)       (401)       (260)       (242)       (344)       (260)
  Interest expense                        (233)       (239)       (270)       (474)       (277)       (266)       (283)       (358)
  Interest income                           76          63          18          17          81          78          52          34
  Other - net                               27          28         141         (28)         15          18          31          17
                                      --------    --------    --------    --------    --------    --------    --------    --------
Total other income (expense)              (354)       (425)       (692)       (886)       (441)       (412)       (544)       (567)

Income/(loss) from operations
  before extraordinary item
  and income taxes                         294        (701)      2,560       2,074         378        (349)      1,892       1,870

Income tax provision/(benefit)             111        (265)        972         789         144        (133)        719         711
                                      --------    --------    --------    --------    --------    --------    --------    --------

Net income/(loss) before
  Extraordinary item                       183        (436)      1,588       1,285         234        (216)      1,173       1,159
                                      --------    --------    --------    --------    --------    --------    --------    --------

Extraordinary item - net of
  income taxes of $130,000                   -           -           -           -           -           -           -         212
                                      --------    --------    --------    --------    --------    --------    --------    --------

Net income/(loss)                     $    183    $   (436)   $  1,588    $  1,285    $    234    $   (216)   $  1,173    $    947
                                      ========    ========    ========    ========    ========    ========    ========    ========

Earnings/(loss) per share (B):

Income/(loss) before
  extraordinary item                  $   0.03    $  (0.06)   $   0.25    $    .20    $   0.03    $  (0.03)   $   0.17    $   0.17

Extraordinary item                           -           -           -           -           -           -           -       (0.03)
                                      --------    --------    --------    --------    --------    --------    --------    --------

Net earnings/(loss) per share         $   0.03    $  (0.06)   $   0.25    $    .20    $   0.03    $  (0.03)   $   0.17    $   0.14
                                      ========    ========    ========    ========    ========    ========    ========    ========

(A) The Company's net sales are subject to seasonal fluctuation. This fluctuation is mitigated to a degree by the early placement of orders for the holiday season.

(B) Per share amounts do not always add to the annual per share amount because the figures are required to be independently calculated.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Michael Anthony Jewelers, Inc.
Mount Vernon, New York


The audit referred to in our report dated March 31, 2000 relating to the consolidated financial statements of Michael Anthony Jewelers, Inc. and subsidiaries which is contained in Item 8 of Form 10-K, included the audit of the financial statements schedule listed in the accompanying index for the year ended January 29, 2000. The financial statements schedule is the responsibility of management. Our responsibility is to express an opinion on the financial statements schedule based on our audit.

In our opinion, such financial statements schedule presents fairly, in all material respects, the information set forth therein.



                                                BDO Seidman, LLP

New York, New York
March 31, 2000

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    ADDITIONS
                                             BALANCE AT      ADDITIONS CHARGED      CHARGED TO                        BALANCE AT
                                            BEGINNING OF       TO COSTS AND           OTHER                             END OF
DESCRIPTION                                    PERIOD            EXPENSES            ACCOUNTS       DEDUCTIONS(A)      PERIOD
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
-----------------------------------------------------------------------------------------------------------------------------------

Year ended January 29, 2000                      $538                 $60                 $-            $(68)             $530
Year ended January 30, 1999                       716                 212                  -            (390)              538
Year ended January 31, 1998                       656                 284                  -            (224)              716


Allowance for sales returns:

Year ended January 29, 2000                      $586                $397                  -           $(506)             $477
Year ended January 30, 1999                       480                 506                  -            (400)              586
Year ended January 31, 1998                       748                                      -            (268)              480
                                                                        -



          (A) Allowances, returns and uncollectible accounts charged against the reserve, (net of collections on previously written-off accounts).