Form 10-Q
period 2000-04-29
MICHAEL ANTHONY JEWELERS INC
filed 2000-05-30
CIK 799515

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter ended April 29, 2000

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

               CLASS
              ------                                Number of Shares
                                                    Outstanding as of
Common Stock, Par Value $.001                         May 24, 2000
                                                    -----------------
                                                        6,332,643

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                                                               PAGE
                                                                                                               ----

PART I  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Condensed Balance Sheets,
           April 29, 2000 (Unaudited) and
             January 29, 2000................................................................................   3

         Consolidated Condensed Statements of Income,
           Three-Month Period Ended
             April 29, 2000 and May 1, 1999 (Unaudited) .....................................................   4

         Consolidated Condensed Statement of Changes in
           Stockholders' Equity, Three-Month Period Ended
             April 29, 2000 (Unaudited)......................................................................   5

         Consolidated Condensed Statements of Cash Flows,
           Three-Month Period Ended
             April 29, 2000 and May 1, 1999 (Unaudited)......................................................   6

         Notes to Consolidated Condensed Financial
           Statements........................................................................................  7-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS....................................................................................... 9-13

PART II  OTHER INFORMATION:

         Item 1 Through Item 6 ..............................................................................   14

          Signature Page.....................................................................................   15

                         MICHAEL ANTHONY JEWELERS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        April 29,       January 29,
                                                                          2000             2000
                                                                      ------------      ----------
                                                                      (Unaudited)
ASSETS
------

CURRENT ASSETS:
     Cash and equivalents                                               $  1,794         $  2,580
     Accounts receivable:
        Trade (less allowances of $606 and $1,007, respectively)          21,493           25,521
        Other                                                                200              287
     Inventories                                                          19,238           16,270
 Prepaid expenses and other current assets                                 1,491            1,389
     Deferred taxes                                                          682              682
                                                                        --------         --------

          Total current assets                                            44,898           46,729

PROPERTY, PLANT AND EQUIPMENT - net                                       20,640           20,614
INTANGIBLES - net                                                            142              169
OTHER ASSETS                                                                 340              402
                                                                        --------         --------
                                                                        $ 66,020         $ 67,914
                                                                        ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Accounts payable - trade                                           $  4,052         $  2,198
     Current portion of long-term debt                                     1,618            1,580
     Current portion of capital lease                                         43               76
     Accrued expenses                                                      3,857            4,941
     Taxes payable                                                           255            1,974
                                                                        --------         --------

          Total current liabilities                                        9,825           10,769
                                                                        --------         --------

LONG-TERM DEBT                                                            12,261           12,684
                                                                        --------         --------
CAPITAL LEASE LIABILITY                                                        -                -
                                                                        --------         --------
DEFERRED TAXES                                                               417              417
                                                                        --------         --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock - par value $1.00 per share;
         1,000,000 shares authorized; none issued                              -                -
     Common stock - par value $.001 per share;
         20,000,000 shares authorized; 8,308,000
         shares issued and outstanding                                         8                8
     Additional paid-in capital                                           31,826           31,826
     Retained earnings                                                    17,788           18,242
     Treasury stock, 1,976,000 and 1,951,000 shares as of
         April 29, 2000 and  January 29, 2000, respectively               (6,105)          (6,032)
                                                                        --------         --------

               Total stockholders' equity                                 43,517           44,044
                                                                        --------         --------
                                                                        $ 66,020         $ 67,914
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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                           Three Months Ended
                                       ----------------------------
                                         April 29,         May 1,
                                           2000             1999
                                       ------------     -----------

NET SALES                                $ 25,700         $ 28,982

COST OF GOODS SOLD                         20,111           22,171
                                         --------         --------

     GROSS PROFIT ON SALES                  5,589            6,811

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                   5,955            6,163
                                         --------         --------

     OPERATING (LOSS)/INCOME                 (366)             648

OTHER INCOME/(EXPENSES):
     Gold consignment fee                    (222)            (224)
     Interest expense                        (249)            (233)
     Interest income                           90               76
     Other income                              14               27
                                         --------         --------

     Total Other Expense                     (367)            (354)
                                         --------         --------

(LOSS)/INCOME BEFORE INCOME TAXES            (733)             294

INCOME TAX (BENEFIT)/PROVISION               (279)             111
                                         --------         --------

     NET (LOSS)/INCOME                   $   (454)        $    183
                                         ========         ========

(LOSS)/EARNINGS PER SHARE
   - BASIC AND DILUTED                   ($  0.07)        $   0.03
                                         ========         ========

WEIGHTED AVERAGE NUMBER
   OF SHARES                                6,340            6,830
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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                     Common Stock             Additional           Treasury Stock
                                  ------------------     Paid-In     Retained    -------------------
                                  Shares     Dollars     Capital     Earnings    Shares      Dollars       Total
                                  ------     -------     -------     --------    ------      -------       -----

Balance - January 29, 2000         8,308          8       31,826       18,242    (1,951)      (6,032)      44,044

Purchase of treasury stock             -          -            -            -       (25)         (73)         (73)

Net loss                               -          -            -         (454)        -            -         (454)
                                   -----       ----      -------     --------    ------      -------      -------
Balance - April 29, 2000           8,308       $  8      $31,826      $17,788    (1,976)     $(6,105)     $43,517
                                   =====       ====      =======     ========    ======      =======      =======















The accompanying notes are an integral part of these consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     Three Months Ended
                                                                                   ------------------------
                                                                                   April 29,         May 1,
                                                                                     2000             1999
                                                                                   ---------        -------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)/income                                                                $  (454)        $   183
   Adjustments to reconcile net income
     to net cash provided by/(used in) operating activities:
             Depreciation and amortization                                            1,044             917
             Provision for accounts receivable                                           62              82
             Provision for sales returns                                               (580)           (412)
   (Increase)/decrease in operating assets:
             Accounts receivable                                                      4,633           4,518
             Inventories                                                             (2,968)         (1,355)
             Prepaid expenses and other current assets                                 (102)           (139)
             Other assets                                                                62              18
   Increase/(decrease) in operating liabilities:
             Accounts payable                                                         1,854             545
             Accrued expenses                                                        (1,084)           (245)
             Taxes payable                                                           (1,719)           (415)
                                                                                    -------         -------

                         Net cash provided by operating activities                      748           3,697
                                                                                    -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment - net                                   (1,043)         (2,848)
                                                                                    -------         -------

                         Net cash used in investing activities                       (1,043)         (2,848)
                                                                                    -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt
     and capital lease liabilities                                                     (418)            (49)
   Proceeds from long term debt                                                           -             901
   Purchase of treasury stock                                                           (73)            (57)
                                                                                    -------         -------

                         Net cash (used in)/provided by financing activities           (491)            795
                                                                                    -------         -------

(DECREASE)/ INCREASE IN CASH AND EQUIVALENTS                                           (786)          1,644

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                           2,580             961
                                                                                    -------         -------

CASH AND EQUIVALENTS AT END OF PERIOD                                               $ 1,794         $ 2,605
                                                                                    =======         =======


SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
Cash paid during the period for:

Interest and gold consignment fees                                                  $   367         $   753
Taxes                                                                               $ 1,441         $   526



The accompanying notes are an integral part of these consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED APRIL 29, 2000
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 29, 2000 IS UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     The unaudited condensed consolidated financial statements as of April 29, 2000 and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the 2000 Annual Report to Stockholders of Michael Anthony Jewelers, Inc. (the "Company").

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

     New Accounting Pronouncement Not Yet Adopted
     --------------------------------------------

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Company is currently evaluating the impact of adopting SFAS No. 133.

2.   PRODUCT PRICING
     ---------------

     The Company's products, the principal component of which is gold, are generally sold at prices which are based on the market price of gold on the date merchandise is ordered or shipped to the customer, therefore, the Company's sales volume is significantly influenced by the market price of gold. The selling prices for certain customers may be fixed for a specific period of time. In such cases, the Company is able to shift a substantial portion of the risks of gold price fluctuation by hedging against changes in the price of gold by entering into forward contracts or purchasing futures or options on futures.

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED APRIL 29, 2000
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 29, 2000 IS UNAUDITED)


2.   PRODUCT PRICING (Continued)
     ---------------

     The average selling price of gold in the current quarter was $295 per ounce compared to $293 per ounce for the quarter ended May 1, 1999.

3.   INVENTORIES

     Inventories consist of:

                                                      April 29,                 January 29,
                                                        2000                      2000
                                                     ----------                 ----------
                                                     (Unaudited)
                                                                 (In thousands)

               Finished goods                          $37,732                   $34,908
               Work in process                          16,578                    14,012
               Raw materials                             6,546                     5,426
                                                       -------                  --------
                                                        60,856                    54,346
               Less:
               Consigned gold                           41,618                    38,076
                                                      --------                   -------

                                                       $19,238                   $16,270
                                                       =======                   =======


     Inventories as of April 29, 2000 and January 29, 2000 excluded approximately 151,000 and 133,000 ounces of gold on consignment, respectively.

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

     As of May 12, 2000, the Company had purchased a total of 1,976,000 shares on the open market for an aggregate cost of approximately $6,105,000, of which 60,000 shares have been retired.

             ITEM 2 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 29, 2000 IS UNAUDITED)


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
------------------------------------------------
APRIL 29, 2000 AND MAY 1, 1999
------------------------------

Net sales for the first three months ended April 29, 2000 were approximately $25,700,000, a decrease of 11.3% from net sales of approximately $28,982,000 for the comparable period last year. The decrease in sales was primarily due to decreased shipments to the retail segment of our customer base.

Gross profit margin decreased to approximately 21.7% of net sales for the first three months ended April 29, 2000 compared to approximately 23.5% for the comparable period last year, primarily due to a change in the product and customer mix.

Selling, general and administrative expenses for the first three months ended April 29, 2000 were approximately $5,955,000, a decrease of $208,000 or 3.4% from approximately $6,163,000 for the comparable period last year. The decrease is primarily attributable to decreases in advertising expenses and product and packaging supplies which were partly offset by increases in payroll and payroll related expenses.

Interest expense and gold consignment fees for the first three months ended April 29, 2000 were approximately $471,000, an increase of $14,000 or 3.1% compared to approximately $457,000 for the comparable period last year. The increase was primarily due to the Company's incurrence of long-term debt in September 1999.

As a result of the above factors the Company had a net loss for the first three months ended April 29, 2000 of $454,000 or $.07 per share on 6,340,000 weighted average shares outstanding compared to net income of $183,000 or $.03 per share on 6,830,000 weighted average shares outstanding for comparable period last year.

Liquidity and Capital Resources
-------------------------------

The Company relies on a gold consignment program, short-term and long-term borrowings and internally generated funds to finance its operations. The Company fills most of its gold supply needs through gold consignment arrangements with the Gold Lenders. Under the terms of those arrangements, the Company is entitled to lease the lesser of (i) an aggregate of 270,000 ounces of fine gold or (ii) consigned gold with an aggregate value equal to $92,250,000.

The consigned gold is secured by certain property of the Company including inventory and machinery and equipment. The Company pays the Gold Lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix.

             ITEM 2 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 29, 2000 IS UNAUDITED)



Liquidity and Capital Resources (Cont'd)
--------------------------------

The Company believes that its financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to the Company. As of April 29, 2000, the Company held 151,300 ounces of gold on consignment with a market value of $41,618,000.

The consignment agreements contain certain restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and each of the agreements requires the Company to own a specific amount of gold at all times. At April 29, 2000, the Company was in compliance with the covenants in its consignment agreements and the Company's owned gold inventory was valued at approximately $3,403,000. Management believes that the supply of gold available through the Company's gold consignment arrangements, in conjunction with the Company's owned gold, is sufficient to meet the Company's requirements.

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

While the Company believes its supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may result in reduced demand for the Company's products. From January 29, 2000 until April 29, 2000, the closing price of gold according to the Second London Gold Fix ranged from a low of $275 per ounce to a high of nearly $313 per ounce. There can be no assurances that fluctuations in the precious metals and credit markets would not result in an interruption of the Company's gold supply or the credit arrangements necessary to allow the Company to support its accounts receivable and continue the use of consigned gold.

             ITEM 2 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 29, 2000 IS UNAUDITED)



Liquidity and Capital Resources (Continued)
-------------------------------

On January 27, 1999, the Company repaid its long-term debt with the insurance companies by obtaining a loan from a new lender in the amount of $10,444,000. As collateral for the loan, the Company granted the lender a lien on the Company's machinery and equipment. The loan has an eight-year term and will accrue interest at 6.85%. The loan does not contain any restrictive financial covenants. At April 29, 2000, $10,151,000 of principal remained outstanding under the loan.

On February 10, 1999, Michael Anthony obtained a loan in the amount of $937,500. As collateral for the loan, the Company granted the lender a first mortgage on one of its manufacturing facilities. The mortgage has a fifteen-year term and accrues interest at an annual rate of 7.05%. At April 29, 2000, $895,000 of principal remained outstanding under the loan.

In October 1995, the Company obtained a loan from a bank in the amount of $2,500,000. As collateral for the loan, the Company granted the bank a first mortgage on the Company's corporate headquarters. The mortgage has a ten-year term and interest on the mortgage accrues at 8% per annum. In addition, the mortgage contains certain restrictive financial covenants. At April 29, 2000, the Company was in compliance with the covenants and $2,022,000 of principal remained outstanding under the mortgage.

On September 16, 1999, the Company acquired two buildings which house two manufacturing facilities, located at 70 and 60 South MacQuesten Parkway, Mount Vernon, NY from MacQuesten Realty Company for a price of $2,450,000. The Company incurred $929,000 of long term debt, which has a four-year term and accrues interest at an annual rate of 7.50%, and paid the balance with cash from its operations. At April 29, 2000, $812,000 of principal remained outstanding under the loan.

The Company has a line of credit arrangement with a commercial bank which varies seasonally from $10,000,000 to $18,350,000 (the "Line of Credit"). The Line of Credit is secured by certain assets of the Company, including accounts receivable and inventory. As of April 29, 2000 no amount was outstanding under the Line of Credit.

During the three months ended April 29, 2000, cash provided from operating activities was $748,000. The decrease compared to last year is primarily due to the decreased levels of accrued expenses and taxes payable and an increase in inventory. During the comparable period of the prior year, the Company provided $3,697,000 of cash in operating activities, primarily due to the increased accounts receivable.

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 29, 2000 IS UNAUDITED)

Liquidity and Capital Resources (Continued)
-------------------------------

Cash of $1,043,000 was used in investing activities as compared to $2,848,000 used during the comparable three-month period last year. The decrease is primarily due to the Company's purchases of certain assets, primarily molds, machinery and equipment, from Town & Country Fine Jewelry Group for the comparable period last year.

Cash of $491,000 was used in financing activities during the three-month period, compared to $795,000 provided by the comparable period of the prior year. The decrease was primarily due to the Company's issuance of long term debt last year.

For the balance of fiscal 2001, the Company projects capital expenditures of approximately $3,000,000.

The Company believes that its long-term debt and existing lines of credit provide sufficient funding for the Company's operations. In the event that the Company requires additional financing during fiscal 2001, it will be necessary to fund this requirement through expanded credit facilities with its existing or other lenders. The Company believes that such additional financing can be arranged.

Year 2000
---------

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

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 29, 2000 IS UNAUDITED)



Forward Looking Statements (Continued)
---------------------------

a)       general economic conditions and their impact on the retail environment;

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

f) the extent to which the Company is able to attract and retain key personnel.

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

New Accounting Standards
------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, which is effective for the fiscal years beginning after March 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging periods. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact of adopting SFAS No. 133.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


Item 1 and 2

     Not applicable.

Item 3.

     Quantitative and Qualitative Disclosure about Market Risk
     ---------------------------------------------------------

    The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of the current nature of these instruments. The carrying amount reported for revolving credit and long-term debt approximate fair value because of the interest rates on these instruments approximate current market rates. Because the interest rates on our long term debt is fixed and our revolving debt is utilized seasonally we do not hedge against interest rate increases.

    Consigned gold is not included in the Company's inventory, and there is no related liability recorded. As a result of these consignment arrangements, the Company is able to shift a substantial portion of the risk of market fluctuations in the price of gold to the Gold Lenders, since the Company does not purchase gold from the Gold Lenders until receipt of a purchase order form, or shipment of jewelry to, its customers. The Company then either locks in the selling price of the jewelry to its customers concurrently with the required purchase of gold from the Gold Lenders or hedges against changes in the price of gold by entering into forward contracts or purchasing futures or options on futures that are listed on the COMEX. While the Company believes its supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may result in reduced demand for the Company's products.

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

                                          MICHAEL ANTHONY JEWELERS, INC.


Dated: May 25, 2000                       By: /s/ Allan Corn
                                          ------------------
                                          Allan Corn
                                          Senior Vice President and
                                          Chief Financial Officer