Form 10-Q
period 2000-07-29
MICHAEL ANTHONY JEWELERS INC
filed 2000-09-12
CIK 799515

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter ended July 29, 2000

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

               CLASS
               -----
                                                       Number of Shares
Common Stock, Par Value $.001                          Outstanding as of
                                                       September 7, 2000
                                                       -----------------
                                                            6,341,733

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                                               PAGE
                                                                                                               ----
PART I  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Condensed Balance Sheets,
           July 29, 2000 (Unaudited) and
             January 29, 2000................................................................................   3

         Consolidated Condensed Statements of Operations
           Six-Month Period Ended
             July 29, 2000 and July  31, 1999 (Unaudited) ...................................................   4

         Consolidated Condensed Statement of Changes in
           Stockholders' Equity, Six-Month Period Ended
             July 29, 2000 (Unaudited).......................................................................   5

         Consolidated Condensed Statements of Cash Flows,
           Six-Month Period Ended
             July 29, 2000 and July 31, 1999 (Unaudited).....................................................   6

         Notes to Consolidated Condensed Financial
           Statements........................................................................................  7-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS....................................................................................... 9-14

PART II  OTHER INFORMATION:

         Item 1 Through Item 6 ..............................................................................   15

          Signature Page.....................................................................................   16

                         MICHAEL ANTHONY JEWELERS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                               July 29,            January 29,
                                                                                 2000                   2000
                                                                             ------------          ------------
                                                                              (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and equivalents                                                         $690                $2,580
     Accounts receivable:
        Trade (less allowances of $1,384 and $1,007, respectively)              18,167                25,521
        Other                                                                      210                   287
     Inventories                                                                22,634                16,270
     Prepaid expenses and other current assets                                   1,709                 1,389
     Deferred taxes                                                                682                   682
                                                                               -------             ---------

          Total current assets                                                  44,092                46,729

PROPERTY, PLANT AND EQUIPMENT - net                                             20,719                20,614
INTANGIBLES - net                                                                  116                   169
OTHER ASSETS                                                                       293                   402
                                                                               -------               -------
                                                                               $65,220               $67,914
                                                                               =======               =======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - trade                                                   $5,189                $2,198
     Current portion of long-term debt and lease liability                       1,695                 1,656
       Taxes payable                                                                 -                 1,974
     Accrued expenses                                                            3,567                 4,941
                                                                               -------              --------

          Total current liabilities                                             10,451                10,769
                                                                               -------               -------

LONG-TERM DEBT                                                                  11,803                12,684
                                                                               -------               -------
DEFERRED TAXES                                                                     417                   417
                                                                               -------               -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock - par value $1.00 per share;
         1,000,000 shares authorized; none issued                                    -                    -
     Common stock - par value $.001 per share;
         20,000,000 shares authorized; 8,317,000
         and 8,308,000 shares issued and outstanding
         as of July 29, 2000 and January 29, 2000                                    8                     8
    Additional paid-in capital                                                  31,851                31,826
    Retained earnings                                                           16,795                18,242
     Treasury stock, 1,976,000 and 1,951,000 shares as of
         July 29, 2000 and  January 29, 2000, respectively                      (6,105)               (6,032)
                                                                               -------               -------

               Total stockholders' equity                                       42,549                44,044
                                                                              --------                ------

                                                                               $65,220               $67,914
                                                                               =======               =======


   See accompanying notes to the consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                    --------------------------         ----------------------
                                                      July 29,         July 31,           July 29,        July 31,
                                                       2000              1999               2000           1999
                                                    ---------          -------           ---------       ------

NET SALES                                            $24,821           $25,331          $50,521           $54,313

COST OF GOODS SOLD                                    20,147            19,187           40,258            41,358
                                                     -------           -------           ------            ------

     GROSS PROFIT ON SALES                             4,674             6,144           10,263            12,955

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                              5,821             6,420           11,776            12,583
                                                      ------            ------           ------            ------

     OPERATING (LOSS)/INCOME                          (1,147)             (276)          (1,513)              372

OTHER INCOME/(EXPENSE):
     Gold consignment fee                               (246)             (277)            (468)             (501)
     Interest expense                                   (244)             (239)            (493)             (472)
     Interest income                                      20                63              110               139
     Other income                                         16                28               30                55
                                                     -------           -------           ------            ------

     Total Other Expense                                (454)             (425)            (821)             (779)
                                                     -------           -------            -----            ------

LOSS BEFORE INCOME TAXES                              (1,601)             (701)          (2,334)             (407)

INCOME TAX BENEFIT                                      (608)             (265)            (887)             (154)
                                                     -------            ------         --------           -------

     NET LOSS                                          $(993)            $(436)         $(1,447)            $(253)
                                                      ======             =====          =======            ======

LOSS PER SHARE

   - BASIC AND DILUTED                                 $(.16)            $(.06)           $(.23)            $(.04)
                                                      ======           =======           ======            ======

WEIGHTED AVERAGE NUMBER
   OF SHARES                                           6,336             6,739            6,338             6,784
                                                       =====             =====            =====             =====



   See accompanying notes to the consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                 Common Stock        Additional                    TREASURY STOCK
                                 ------------          Paid-In    Retained         --------------
                             Shares       Dollars      Capital    Earnings        Shares     Dollars      Total
                             -------      -------      -------    --------        ------     -------      -----
Balance -
  January 29, 2000             8,308       $   8       $31,826     $18,242       (1,951)     $(6,032)       $44,044

Purchase of treasury stock        -            -             -           -          (25)         (73)           (73)

Issuance of stock                  9           -            25           -             -            -            25

Net loss                           -           -             -      (1,447)            -            -        (1,447)
                            --------      ------   -----------      -------   ----------   ----------        -------

Balance -
  July 29, 2000                8,317       $   8       $31,851      16,795       (1,976)      (6,105)       $42,549
                               =====       =====       =======      ======       =======      =======       =======







   See accompanying notes to the consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       SIX MONTHS ENDED
                                                                                 -----------------------------
                                                                                 July 29,             July 31,
                                                                                   2000                 1999
                                                                                   ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $(1,447)              $(253)
   Adjustments to reconcile net loss
     to net cash provided by operating activities:
             Depreciation and amortization                                         1,676               1,978
             Provision for accounts receivable                                        29                 132
             Provision for sales returns                                             348                (398)
             Issuance of stock                                                        25                  20
   (Increase)/decrease in operating assets:
             Accounts receivable                                                   7,054               7,720
             Inventories                                                          (6,364)             (3,159)
             Prepaid expenses and other current assets                              (320)               (154)
             Other assets                                                            109                  71
   Increase/(decrease) in operating liabilities:
             Accounts payable                                                      2,991                 249
             Accrued expenses                                                     (1,374)             (1,341)
             Taxes payable                                                        (1,974)                464
                                                                                  -------               -----

                            Net cash provided by operating activities                753               5,330
                                                                                  -------               -----

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment - net                                (1,728)             (4,041)
                                                                                  -------              -------

                            Net cash used in investing activities                 (1,728)             (4,041)
                                                                                  -------              ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt
     and capital lease liabilities                                                  (842)               (134)
   Proceeds from long term debt                                                       -                  901
   Proceeds from exercise of stock options                                            -                   44
   Purchase of treasury stock                                                        (73)               (863)
                                                                                 --------             --------

                            Net cash used in financing activities                   (915)                (52)
                                                                                 --------             --------

DECREASE IN CASH AND EQUIVALENTS                                                  (1,890)                  -
INCREASE IN CASH AND EQUIVALENTS                                                      -                1,237

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                        2,580                 961
                                                                                 --------             --------

CASH AND EQUIVALENTS AT END OF PERIOD                                               $690              $2,198
                                                                                 ========             ========


SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
Cash paid during the period for:
Interest and gold consignment fees                                               $ 1,224              $  812
Taxes                                                                            $ 1,441              $  265



   See accompanying notes to the consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                    FORM 10-Q FOR QUARTER ENDED JULY 29, 2000
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 29, 2000 IS UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The unaudited condensed consolidated financial statements as of July 29, 2000 and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the 2000 Annual Report to Stockholders of Michael Anthony Jewelers, Inc. (the "Company").

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                    FORM 10-Q FOR QUARTER ENDED JULY 29, 2000
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 29, 2000 IS UNAUDITED)

2.   PRODUCT PRICING (Continued)

     The average selling price of gold in the current quarter was $287 per ounce compared to $278 per ounce for the quarter ended July 31, 1999.

3.   INVENTORIES

     Inventories consist of:
                                                      July  29,                 January 29,
                                                        2000                        2000
                                                     ----------                   ------
                                                     (Unaudited)
                                                                 (In thousands)
               Finished goods                          $45,746                   $34,908
               Work in process                          19,519                    14,012
               Raw materials                             6,582                     5,426
                                                       -------                  --------
                                                        71,847                    54,346
               Less:
               Consigned gold                           49,213                    38,076
                                                      --------                   -------

                                                       $22,634                   $16,270
                                                       =======                   =======


     Inventories as of July 29, 2000 and January 29, 2000 excluded approximately 177,000 and 133,000 ounces of gold on consignment, respectively.

4.   STOCK REPURCHASE PROGRAM

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

     As of September 7, 2000, the Company had purchased a total of 1,976,000 shares on the open market for an aggregate cost of approximately $6,105,000, of which 60,000 shares have been retired.

     ITEM 2      MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 29, 2000 IS UNAUDITED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
------------------------------------------------
JULY 29, 2000 AND JULY 31, 1999
-------------------------------

Net sales for the three months ended July 29, 2000 were approximately $24,821,000, a decrease of 2% from net sales of approximately $25,331,000 for the comparable period last year.

Gross profit margin decreased to approximately 18.8% of net sales for the three months ended July 29, 2000 compared to approximately 24.3% for the comparable period last year, primarily due to a change in the customer and product mix.

Selling, general and administrative expenses for the three months ended July 29, 2000 were approximately $5,821,000 a decrease of $599,000 or 9.3% from approximately $6,420,000 for the comparable period last year. As a percentage of net sales, selling , general and administrative expenses decreased to 23.5% for the three months ended July 29, 2000 from 25.3% for the comparable period of the prior year. The decrease is primarily attributable to decreases in (i) advertising related expenses, and (ii) product and packaging supplies.

Other expenses for the three months ended July 29, 2000 were approximately $454,000, an increase of $29,000 or 6.8% compared to approximately $425,000 for the comparable period last year. The increase was primarily due to a decrease in interest income due to the Company's lower cash position. This increase was partly offset by a decrease in gold consignment fees of $31,000 primarily due to the Company's lower gold rates.

As a result of the above factors the Company had a net loss for the three months ended July 29, 2000 of approximately $993,000 or $.16 per share on 6,336,000 weighted average shares outstanding, compared to a net loss of $436,000 or $.06 per share on 6,739,000 weighted average shares outstanding for the comparable period last year.

     ITEM 2      MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 29, 2000 IS UNAUDITED)


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
----------------------------------------------
JULY 29, 2000 AND JULY 31, 1999
-------------------------------

Net sales for the six months ended July 29, 2000 were approximately $50,521,000, a decrease of 7.0% from net sales of approximately $54,313,000 for the comparable period last year.

Gross profit margin decreased to approximately 20.3% of net sales for the six months ended July 29, 2000 compared to approximately 23.9% for the comparable period last year, primarily due to a change in the customer and product mix.

Selling, general and administrative expenses for the six months ended July 29, 2000 were approximately $11,776,000, a decrease of $807,000 or 6.4% from approximately $12,583,000 for the comparable period last year. The decrease is primarily attributable to decreases in (i) advertising related expenses and (ii) product and packaging supplies.

Interest expense and gold consignment fees for the six months ended July 29, 2000 were approximately $821,000, an increase of $42,000 or 5.4% compared to approximately $779,000 for the comparable period last year. The increase was primarily due to a decrease in interest income due to the Company's lower cash position.

As a result of the above factors the Company had a net loss for the six months ended July 29, 2000 of approximately $1,447,000 or $.23 per share on 6,338,000 weighted average shares outstanding, compared to a net loss of $253,000 or $.04 per share on 6,784,000 weighted average shares outstanding for the comparable period last year.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                    FORM 10-Q FOR QUARTER ENDED JULY 29, 2000
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 29, 2000 IS UNAUDITED)

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

The Company believes that its financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to the Company. As of July 29, 2000, the Company held 176,900 ounces of gold on consignment with a market value of $49,213,000.

The consignment agreements contain certain restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and each of the agreements requires the Company to own a specific amount of gold at all times. At July 29, 2000, the Company was in compliance with the covenants in its consignment agreements and the Company's owned gold inventory was valued at approximately $3,740,000. Management believes that the supply of gold available through the Company's gold consignment arrangements, in conjunction with the Company's owned gold, is sufficient to meet the Company's requirements.

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

LIQUIDITY AND CAPITAL RESOURCES (Continued)

While the Company believes its supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may result in reduced demand for the Company's products. From January 29, 2000 until July 29, 2000, the closing price of gold according to the Second London Gold Fix ranged from a low of $272 per ounce to a high of nearly $313 per ounce. There can be no assurances that fluctuations in the precious metals and credit markets would not result in an interruption of the Company's gold supply or the credit arrangements necessary to allow the Company to support its accounts receivable and continue the use of consigned gold.

On January 27, 1999, the Company repaid its long-term debt with the insurance companies by obtaining a loan from a new lender in the amount of $10,444,000. As collateral for the loan, the Company granted the lender a lien on the Company's machinery and equipment. The loan has an eight-year term and will accrue interest at 6.85%. The loan does not contain any restrictive financial covenants. At July 29, 2000, $9,853,000 of principal remained outstanding under the loan.

On February 10, 1999, Michael Anthony obtained a loan in the amount of $937,500. As collateral for the loan, the Company granted the lender a first mortgage on one of its manufacturing facilities. The mortgage has a fifteen-year term and accrues interest at an annual rate of 7.05%. At July 29, 2000, $885,000 of principal remained outstanding under the loan.

In October 1995, the Company obtained a loan from a bank in the amount of $2,500,000. As collateral for the loan, the Company granted the bank a first mortgage on the Company's corporate headquarters. The mortgage has a ten-year term and interest on the mortgage accrues at 8% per annum. In addition, the mortgage contains certain restrictive financial covenants. At July 29, 2000, the Company was in compliance with the covenants and $1,990,000 of principal remained outstanding under the mortgage.

On September 16, 1999, the Company acquired two buildings which house two manufacturing facilities, located at 70 and 60 South MacQuesten Parkway, Mount Vernon, NY from MacQuesten Realty Company for a price of $2,450,000. The Company incurred $929,000 of long term debt, which has a four-year term and accrues interest at an annual rate of 7.50%, and paid the balance with cash from its operations. At July 29, 2000, $763,000 of principal remained outstanding under the loan.

The Company has a line of credit arrangement with a commercial bank which varies seasonally from $10,000,000 to $18,350,000 (the "Line of Credit"). The Line of Credit is secured by certain assets of the Company, including accounts receivable and inventory. As of July 29, 2000 no amount was outstanding under the Line of Credit.

ITEM 2         MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 29, 2000 IS UNAUDITED)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

During the six months ended July 29, 2000, cash provided from operating activities was $753,000. The decrease compared to last year is primarily due to an increase in inventory offset by an increase in accounts payable and decreases in taxes payable. During the comparable period of the prior year, the Company provided $5,330,000 of cash in operating activities, primarily due to the decreased accounts receivable.

Cash of $1,728,000 was used in investing activities as compared to $4,041,000 used during the comparable six-month period last year. The decrease is primarily due to the Company's purchases of certain assets, primarily molds, machinery and equipment, from Town & Country Fine Jewelry Group for the comparable period last year.

Cash of $915,000 was used in financing activities during the six-month period, compared to $52,000 used in the comparable period of the prior year. The decrease was primarily due to the Company's issuance of long term debt last year.

For the balance of fiscal 2001, the Company projects capital expenditures of approximately $1,300,000.

The Company believes that its long-term debt and existing lines of credit provide sufficient funding for the Company's operations. In the event that the Company requires additional financing during fiscal 2001, it will be necessary to fund this requirement through expanded credit facilities with its existing or other lenders. The Company believes that such additional financing can be arranged.

FORWARD LOOKING STATEMENTS

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

FORWARD LOOKING STATEMENTS (Cont'd)

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

NEW ACCOUNTING STANDARDS
------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, which is effective for the fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging periods. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact of adopting SFAS No. 133.

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

                                         MICHAEL ANTHONY JEWELERS, INC.


Dated: September 7, 2000                 BY: /s/ Allan Corn
                                            ------------------
                                            Allan Corn
                                            Senior Vice President and
                                            Chief Financial Officer

                                  EXHIBIT INDEX
                                       TO
                    FORM 10-Q FOR QUARTER ENDED JULY 29, 2000


   EXHIBIT NO.                                                    PAGE NO.
   -----------                                                    --------
       27          Financial Data Schedule                           18