Form 10-Q
period 2000-10-28
MICHAEL ANTHONY JEWELERS INC
filed 2000-12-08
CIK 799515

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter ended October 28, 2000

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

               CLASS
               -----
                                                    Number of Shares
Common Stock, Par Value $.001                      Outstanding as of
                                                    December 4, 2000
                                                    ----------------

                                                       6,290,733

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----

PART I  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Condensed Balance Sheets,
           October 28, 2000 (Unaudited) and
             January 29, 2000................................................................................   3

         Consolidated Condensed Statements of Operations,
           Three-Month and Nine-Month Periods Ended
             October 28, 2000 and October 30, 1999 (Unaudited) ..............................................   4

         Consolidated Condensed Statement of Changes in
           Stockholders' Equity, Nine-Month Period Ended
             October 28, 2000 (Unaudited)....................................................................   5

         Consolidated Condensed Statements of Cash Flows,
           Nine-Month Periods Ended
             October 28, 2000 and October 30, 1999 (Unaudited)...............................................   6

         Notes to Consolidated Condensed Financial
           Statements........................................................................................  7-9

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

                         MICHAEL ANTHONY JEWELERS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         October 28,       January 29,
                                                                            2000              2000
                                                                        ------------       ----------
                                                                        (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and equivalents                                                 $    147         $  2,580
     Accounts receivable:
        Trade (less allowances of $1,327 and $1,007, respectively)          34,330           25,521
        Other                                                                  255              287
     Inventories                                                            21,324           16,270
     Prepaid expenses and other current assets                               1,149            1,389
     Deferred taxes                                                            682              682
                                                                          --------         --------

          Total current assets                                              57,887           46,729

PROPERTY, PLANT AND EQUIPMENT - net                                         20,399           20,614
INTANGIBLES - net                                                               89              169
OTHER ASSETS                                                                   282              402
                                                                          --------         --------
                                                                          $ 78,657         $ 67,914
                                                                          ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - trade                                             $  4,899         $  2,198
     Note payable                                                           12,800                -
     Current portion of long-term debt and lease liability                   1,666            1,656
     Accrued expenses                                                        4,674            4,941
     Taxes payable                                                             108            1,974
                                                                          --------         --------

          Total current liabilities                                         24,147           10,769
                                                                          --------         --------

LONG-TERM DEBT                                                              11,422           12,684
                                                                          --------         --------
DEFERRED TAXES                                                                 417              417
                                                                          --------         --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock - par value $1.00 per share;
         1,000,000 shares authorized; none issued                                -                -
     Common stock - par value $.001 per share;
         20,000,000 shares authorized; 8,317,000
         and 8,308,000 shares issued and outstanding
         as of October 28, 2000 and January 29, 2000                             8                8
     Additional paid-in capital                                             31,851           31,826
     Retained earnings                                                      17,020           18,242
     Treasury stock, at cost, 2,027,000 and 1,951,000 shares as of
         October 28, 2000 and  January 29, 2000, respectively               (6,208)          (6,032)
                                                                          --------         --------

               Total stockholders' equity                                   42,671           44,044
                                                                          --------         --------

                                                                          $ 78,657         $ 67,914
                                                                          ========         ========

   See accompanying notes to the consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                              Three Months Ended                  Nine Months Ended
                                        ------------------------------      ----------------------------
                                        October 28,       October 30,        October 28,     October 30,
                                            2000              1999              2000             1999
                                        ------------------------------      ---------------------------

NET SALES                                $  41,045         $  49,935         $  91,566         $ 104,248

COST OF GOODS SOLD                          33,203            38,418            73,461            79,776
                                         ---------         ---------         ---------         ---------

     GROSS PROFIT ON SALES                   7,842            11,517            18,105            24,472

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                    6,854             8,265            18,630            20,848
                                         ---------         ---------         ---------         ---------

     OPERATING INCOME/(LOSS)                   988             3,252              (525)            3,624

OTHER INCOME/(EXPENSE):
     Gold consignment fee                     (347)             (581)             (815)           (1,082)
     Interest expense                         (294)             (270)             (787)             (742)
     Interest income                             5                18               115               157
     Other income                               10               141                40               196
                                         ---------         ---------         ---------         ---------

     Total Other Expense                      (626)             (692)           (1,447)           (1,471)
                                         ---------         ---------         ---------         ---------

INCOME/(LOSS) BEFORE INCOME TAXES              362             2,560            (1,972)            2,153

INCOME TAX PROVISION/(BENEFIT)                 137               972              (750)              818
                                         ---------         ---------         ---------         ---------

  NET INCOME/(LOSS)                      $     225         $   1,588         $  (1,222)        $   1,335
                                         =========         =========         =========         =========

EARNINGS/(LOSS) PER SHARE
   - BASIC AND DILUTED                   $     .04         $     .25         $    (.19)        $     .20
                                         =========         =========         =========         =========

WEIGHTED AVERAGE NUMBER
   OF SHARES                                 6,338             6,442             6,338             6,670
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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                   Common Stock        Additional                       Treasury Stock
                                   ------------         Paid-In        Retained         --------------
                                Shares      Dollars     Capital        Earnings       Shares      Dollars         Total
                                ------      -------     -------        --------       ------      -------         -----
Balance -
January 29, 2000                 8,308       $  8        $31,826         $18,242      (1,951)     $(6,032)       $44,044

Purchase of treasury stock           -          -              -               -         (76)        (176)          (176)

Issuance of stock                    9          -             25               -            -            -            25

Net loss                             -          -              -          (1,222)           -            -        (1,222)
                               -------      -----    -----------        --------   ----------  -----------       --------

Balance - October 28, 2000       8,317       $  8        $31,851         $17,020      (2,027)     $(6,208)        $42,671
                                 =====       ====        =======         =======      =======     ========        =======









   See accompanying notes to the consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         Nine Months Ended
                                                                    ----------------------------
                                                                    October 28,      October 30,
                                                                        2000             1999
                                                                    ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income                                                    $ (1,222)        $  1,335
Adjustments to reconcile net income to net cash
   Provided by operating activities:
             Depreciation and amortization                              2,644            3,027
             Provision for accounts receivable                            150              249
             Provision for sales returns                                  170              (18)
             Stock compensation                                            25               20
             Gain on sale of property                                       -              (46)
   (Increase)/decrease in operating assets:
             Accounts receivable                                       (9,097)         (15,320)
             Inventories                                               (5,054)          (2,931)
             Prepaid expenses and other current assets                    240             (263)
             Other assets                                                 120              138
   Increase/(decrease) in operating liabilities:
             Accounts payable                                           2,701            4,924
             Accrued expenses                                            (267)           1,718
             Taxes payable                                             (1,866)              14
                                                                     --------         --------

                    Net cash used in operating activities             (11,456)          (7,153)
                                                                     --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment - net                     (2,349)          (5,769)
   Proceeds from sale of property                                           -              175
                                                                     --------         --------

                    Net cash used in investing activities              (2,349)          (5,594)
                                                                     --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt
             and capital lease liabilities                             (1,252)            (269)
   Proceeds from long-term debt                                             -              901
   Proceeds from exercise of stock options                                  -               45
   Purchase of treasury stock                                            (176)          (1,938)
   Proceeds from line of credit                                        12,800           13,300
                                                                     --------         --------

                    Net cash provided by financing activities          11,372           12,039
                                                                     --------         --------

DECREASE IN CASH AND EQUIVALAENTS                                      (2,433)            (708)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                             2,580              961
                                                                     --------         --------

CASH AND EQUIVALENTS AT END OF PERIOD                                $    147         $    253
                                                                     ========         ========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:

   Cash paid during the period for:
   Interest and gold consignment fees                                $  1,710         $  2,050
   Taxes                                                             $  1,441         $    804


   See accompanying notes to the consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR QUARTER ENDED OCTOBER 28, 2000
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 29, 2000 IS UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     The unaudited condensed consolidated financial statements as of October 28, 2000 and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the 2000 Annual Report to Stockholders of Michael Anthony Jewelers, Inc. (the "Company").

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

     In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB No. 25 ("FIN N. 44"). FIN No. 44 clarifies the application of Opinion No. 25 for certain issues including:
     (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, FIN No. 44 is effective July 1, 2000. The Company does not expect the adoption of FIN No. 44 to have a material impact on its financial position or results of operations.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR QUARTER ENDED OCTOBER 28, 2000
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 29, 2000 IS UNAUDITED)

     Effect of Recently Issued Accounting Standards.
     -----------------------------------------------

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements". In June 2000, the SEC delayed the effective date of SAB 101 to no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company does not expect the impact that the adoption of SAB 101 will have on its results of operations and financial position to be material.

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

     The average selling price of gold in the current quarter was $283 per ounce compared to $272 per ounce for the quarter ended October 30, 1999.

3.   INVENTORIES
     -----------

     Inventories consist of:

                                                     October 28,               January 29,
                                                        2000                      2000
                                                     ----------                -----------
                                                     (Unaudited)
                                                                 (In thousands)

               Finished goods                          $40,852                   $34,908
               Work in process                          17,727                    14,012
               Raw materials                             6,380                     5,426
                                                       -------                  --------
                                                        64,959                    54,346
               Less:
               Consigned gold                           43,635                    38,076
                                                      --------                   -------
                                                       $21,324                   $16,270
                                                       =======                   =======

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR QUARTER ENDED OCTOBER 28, 2000
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 29, 2000 IS UNAUDITED)



3.   INVENTORIES (Cont'd)
     ------------

     Inventories as of October 28, 2000 and January 29, 2000 excluded approximately 165,000 and 133,000 ounces of gold on consignment, respectively.

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

     As of December 4, 2000, the Company had purchased a total of 2,027,000 shares on the open market for an aggregate cost of approximately $6,208,000, of which 60,000 shares have been retired.

     ITEM 2      MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 29, 2000 IS UNAUDITED)


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 28, 2000 AND
---------------------------------------------------------------------
OCTOBER 30, 1999
----------------

Net sales for the three months ended October 28, 2000 were approximately $41,045,000, a decrease of 18% from net sales of approximately $49,935,000 for the comparable period last year.

Gross profit margin decreased to approximately 19.1% of net sales for the three months ended October 28, 2000 compared to approximately 23.1% for the comparable period last year, primarily due to a change in the customer and product mix.

Selling, general and administrative expenses for the three months ended October 28, 2000 were approximately $6,854,000 a decrease of $1,411,000 or 17.1% from approximately $8,265,000 for the comparable period last year. As a percentage of net sales, selling, general and administrative expenses remained about the same for the three months ended October 28, 2000 from comparable period of the prior year. The decrease is primarily attributable to decreases in (i) advertising related expenses, (ii) product and packaging supplies and (iii) payroll and payroll related expenses.

Other expenses for the three months ended October 28, 2000 were approximately $626,000, a decrease of $66,000 or 9.5% compared to approximately $692,000 for the comparable period last year. The decrease was primarily due to a decrease in gold consignment fees primarily due to the company's lower gold consignment rates and levels. This decrease was partly offset by a decrease in other income as compared to the prior comparable period.

As a result of the above factors the Company had net income for the three months ended October 28, 2000 of approximately $225,000 or $.04 per share on 6,338,000 weighted average shares outstanding, compared to net income of $1,588,000 or $.25 per share on 6,442,000 weighted average shares outstanding for the comparable period last year.

     ITEM 2      MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 29, 2000 IS UNAUDITED)


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 28, 2000 AND
--------------------------------------------------------------------
OCTOBER 30, 1999
----------------

Net sales for the nine months ended October 28, 2000 were approximately $91,566,000, a decrease of 12.2% from net sales of approximately $104,248,000 for the comparable period last year.

Gross profit margin decreased to approximately 19.8% of net sales for the nine months ended October 28, 2000 compared to approximately 23.5% for the comparable period last year, primarily due to a change in the customer and product mix.

Selling, general and administrative expenses for the nine months ended October 28, 2000 were approximately $18,630,000 a decrease of $2,218,000 or 10.6% from approximately $20,848,000 for the comparable period last year. The decrease is primarily attributable to decreases in (i) advertising related expenses, and
(ii) product and packaging supplies.

Other expenses for the nine months ended October 28, 2000 were approximately $1,447,000, a decrease of $24,000 or 1.6% compared to approximately $1,471,000 for the comparable period last year. The decrease was primarily due to a decrease in gold consignment fees primarily due to the company's lower gold consignment rates and levels. This decrease was partly offset by a decrease in other income as compared to the prior comparable period.

As a result of the above factors the Company had a net loss for the nine months ended October 28, 2000 of approximately $1,222,000 or $.19 per share on 6,338,000 weighted average shares outstanding, compared to net income of $1,335,000 or $.20 per share on 6,670,000 weighted average shares outstanding for the comparable period last year.

             ITEM 2 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 29, 2000 IS UNAUDITED)


Liquidity and Capital Resources
-------------------------------

The Company relies on a gold consignment program, short-term and long-term borrowings and internally generated funds to finance its operations. The Company fills most of its gold supply needs through gold consignment arrangements with the Gold Lenders. Under the terms of those arrangements, the Company is entitled to lease the lesser of (i) an aggregate of 270,000 ounces of fine gold or (ii) consigned gold with an aggregate value equal to $95,000,000.

The consigned gold is secured by certain property of the Company including inventory and machinery and equipment. The Company pays the Gold Lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix.

The Company believes that its financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to the Company. As of October 28, 2000, the Company held approximately 165,400 ounces of gold on consignment with a market value of approximately $43,635,000.

The consignment agreements contain certain restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and each of the agreements requires the Company to own a specific amount of gold at all times. At October 28, 2000, the Company was in compliance with the covenants in its consignment agreements and the Company's owned gold inventory was valued at approximately $3,180,000. Management believes that the supply of gold available through the Company's gold consignment arrangements, in conjunction with the Company's owned gold, is sufficient to meet the Company's requirements.

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

Consigned gold is not included in the Company's inventory, and there is no related liability recorded. As a result of these consignment arrangements, the Company is able to shift a substantial portion of the risk of market fluctuations in the price of gold to the Gold Lenders, since the Company does not purchase gold from the Gold Lenders until receipt of a purchase order, projection, or shipment of jewelry to, its customers. The Company then either establishes the selling price of the jewelry to its customers concurrently with the required purchase of gold from the Gold Lenders or hedges against changes in the price of gold by entering into forward contracts or purchasing futures or options on futures that are listed on the COMEX.

             ITEM 2 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 29, 2000 IS UNAUDITED)


Liquidity and Capital Resources (Continued)
-------------------------------

While the Company believes its supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may result in reduced demand for the Company's products. From January 29, 2000 until October 28, 2000, the closing price of gold according to the Second London Gold Fix ranged from a low of $253 per ounce to a high of nearly $324 per ounce. There can be no assurances that fluctuations in the precious metals and credit markets would not result in an interruption of the Company's gold supply or the credit arrangements necessary to allow the Company to support its accounts receivable and continue the use of consigned gold.

On January 27, 1999, the Company repaid its long-term debt with the insurance companies by obtaining a loan from a new lender in the amount of $10,444,000. As collateral for the loan, the Company granted the lender a lien on the Company's machinery and equipment. The loan has an eight-year term and will accrue interest at 6.85%. The loan does not contain any restrictive financial covenants. At October 28, 2000, $9,549,000 of principal remained outstanding under the loan.

On February 10, 1999, Michael Anthony obtained a loan in the amount of $937,500. As collateral for the loan, the Company granted the lender a first mortgage on one of its manufacturing facilities. The mortgage has a fifteen-year term and accrues interest at an annual rate of 7.05%. At October 28, 2000, $875,000 of principal remained outstanding under the loan.

In October 1995, the Company obtained a loan from a bank in the amount of $2,500,000. As collateral for the loan, the Company granted the bank a first mortgage on the Company's corporate headquarters. The mortgage has a ten-year term and interest on the mortgage accrues at 8% per annum. In addition, the mortgage contains certain restrictive financial covenants. At October 28, 2000, the Company was in compliance with the covenants and $1,957,000 of principal remained outstanding under the mortgage.

On September 16, 1999, the Company acquired two buildings which house two manufacturing facilities, located at 70 and 60 South MacQuesten Parkway, Mount Vernon, NY from MacQuesten Realty Company for a price of $2,450,000. The Company incurred $929,000 of long term debt, which has a four-year term and accrues interest at an annual rate of 7.50%, and paid the balance with cash from its operations. At October 28, 2000, $707,000 of principal remained outstanding under the loan.

The Company has a line of credit arrangement with a commercial bank which varies seasonally from $10,000,000 to $18,350,000 (the "Line of Credit"). The Line of Credit is secured by certain assets of the Company, including accounts receivable and inventory. As of October 28, 2000 $12,800,000 was outstanding under the Line of Credit.

             ITEM 2 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 29, 2000 IS UNAUDITED)

Liquidity and Capital Resources (Continued)
-------------------------------

During the nine months ended October 28, 2000, cash used in operating activities was $11,456,000. The increase compared to last year is primarily due to an increase in inventory, and a decrease in accounts payable and taxes payable. During the comparable period of the prior year, the Company used in $7,153,000 of cash in operating activities, primarily due to the decreased accounts receivable.

Cash of $2,349,000 was used in investing activities as compared to $5,594,000 used during the comparable nine-month period last year. The decrease is primarily due to the Company's purchases of certain assets, primarily molds, machinery and equipment, from Town & Country Fine Jewelry Group for the comparable period last year.

Cash of $11,372,000 was provided by financing activities during the nine-month period, compared to $12,039,000 provided by the comparable period of the prior year. The decrease was primarily due to the Company's issuance of long term debt last year.

For the balance of fiscal 2001, the Company projects capital expenditures of approximately $750,000.

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



Forward Looking Statements (Cont'd)
---------------------------

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

In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25 ("FIN No. 44"). FIN No. 44 clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, FIN No. 44 is effective July 1, 2000. The Company does not expect the adoption of FIN No. 44 to have a material impact on its financial position or results of operations.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements". In June 2000, the SEC delayed the effective date of SAB 101 to no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company does not expect the impact that the adoption of SAB 101 will have on its results of operations and financial position to be material.

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

                                                MICHAEL ANTHONY JEWELERS, INC.


Dated: December 8, 2000                         /s/ Allan Corn
                                                ---------------------------
                                                Allan Corn
                                                Senior Vice President and
                                                Chief Financial Officer

                                  EXHIBIT INDEX
                                       TO
                  FORM 10-Q FOR QUARTER ENDED OCTOBER 28, 2000


   Exhibit No.                                                    Page No.
   -----------                                                    --------
        27          Financial Data Schedule                          18