Form 10-K405
period 2001-01-27
MICHAEL ANTHONY JEWELERS INC
filed 2001-04-27
CIK 799515

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 27, 2001
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                  COMMON STOCK
                             AMERICAN STOCK EXCHANGE

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

                                 Yes X    No
                                    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. X

       As of April 6, 2001, there were 6,219,733 shares outstanding of Michael Anthony's common stock.

The aggregate market value of common stock held by nonaffiliates at April 6, 2001 was $2,000,285. For purposes of this calculation, affiliates includes Michael Anthony's executive officers and directors.

                      DOCUMENTS INCORPORATED BY REFERENCE:

       Part III Portions of registrant's Definitive Proxy Statement for Annual Meeting of Stockholders for Fiscal 2001 (to be filed within 120 days of end of fiscal year).

       Part IV Certain exhibits to (i) registrant's Registration Statement on Form S-1 (File No. 338289), (ii) registrant's Transition Report on Form 10-K for the transition period from July 1, 1994 to January 28, 1995, (iii) registrant's Annual Report on Form 10-K for the fiscal year ended January 27, 1996, (iv) registrant's Annual Report on Form 10-K for the fiscal year ended February 1, 1997, (v) registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, (vi) registrant's Annual Report on Form 10-K for the fiscal year ended January 30, 1999, (vii) registrant's Current Report on Form 8-K filed on September 21, 1999, (viii) registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2000, (ix) registrant's Quarterly Report on Form 10-Q for the quarter ended April 29, 2000, (x) registrant's Quarterly Report on Form 10-Q for the quarter ended July 29, 2000, and (xi) registrant's Quarterly Report on Form 10-Q for the quarter ended October 28, 2000.

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

FISCAL YEAR

       Fiscal years ended January 27, 2001, January 29, 2000 and January 30, 1999 were comprised of 52 weeks, respectively.

       As used throughout this document, (a) fiscal 2001 refers to the fiscal year ended January 27, 2001, (b) fiscal 2000 refers to the fiscal year ended January 29, 2000 and (c) fiscal 1999 refers to the fiscal year ended January 30, 1999.

PRODUCT LINES

       Michael Anthony offers a broad selection of handcrafted gold and gemstone jewelry. Many of our products carry the "Ma" trademark, which has become widely recognized in the jewelry industry and with certain consumers. Michael Anthony manufactures an extensive selection of casted gold charms and pendants including religious symbols; popular sayings; sport themes and team logos; animal motifs; nautical, seashore, western, musical, zodiac and other thematic figures; initials; and abstract artistic creations. We also manufacture a line of men's and ladies' 14 karat gold watches under the "Michael Anthony" brand name. In addition, Michael Anthony designs, manufactures and distributes karat gold jewelry accented with colored gemstones and invisible set diamond rings. We have begun the outsourcing of certain gold products to enhance our product line for resale to our customers.

       Through our M.A.J. manufacturing division, we manufacture gold rope, mesh and other chains and gold locks, and design gold tubing and bangle blanks used in the production of bangle bracelets and earrings. Through our M.A.E. manufacturing division, we manufacture gold, stamped and tubed earrings, pendants and certain jewelry components used by the other divisions of Michael Anthony.

       The table below sets forth the approximate percentage of (a) sales and
(b) kilograms shipped in fiscal years 2001, 2000 and 1999, respectively, attributable to each of Michael Anthony's product categories.


                                      Fiscal                   Fiscal                    Fiscal
                                       2001                     2000                      1999
                              ------------------------- ------------------------- -------------------------
                                             % of                      % of                      % of
                                % of       Kilograms      % of      Kilograms       % of      Kilograms
                                Sales       Shipped      Sales       Shipped       Sales       Shipped
                              ------------------------- ------------------------- -------------------------
Casted charms/rings              30           25           34           29           39           36
Chains                           43           53           42           50           37           44
Stamped earrings                 10            8            9            7            8            7
Watches and other items          17           14           15           14           16           13


       Michael Anthony's jewelry line includes licensed products that we manufacture through licensing arrangements with, for example, Warner Bros., Inc. (licensors of Looney Tunes(R) characters), National Football League Properties, Inc., Major League Baseball Properties, Inc., NHL Enterprises, Inc., United Features Syndicate (Peanuts(R)), Cathy(R) and many nationally recognized colleges, including the University of Notre Dame and the University of Florida. Michael Anthony manufactures jewelry products, particularly charms, pendants and pins, depicting the popular logos and symbols associated with these licensors. Michael Anthony pays each of these licensors a royalty ranging from 6% to 12% on sales of the licensed products. During the fiscal year ended January 27, 2001, Michael Anthony's licensed products represented approximately 2% of our net sales.

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

       We believe that our future success will depend, in part, on our ability to enhance existing product lines and develop new styles and products to meet an expanding range of customer requirements. As of April 6, 2001, our product development staff consisted of 22 full time employees. Product development expenses for molds and models for fiscal 2001 were approximately $836,000. We anticipate that we will continue to commit substantial resources to product development.

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

       During fiscal 2001, Michael Anthony manufactured approximately 90.3% of its products from gold bullion and other raw materials and purchased approximately 9.7% of its product as semi-finished or finished goods. Michael Anthony does not believe the loss of any supplier would have a material adverse effect on its business. Alternative sources of supply for the goods purchased by Michael Anthony are readily available.

       During fiscal 2001, Michael Anthony began leasing a 7,500 square feet assembly facility in the Dominican Republic. We are also in the process of constructing a new 40,000 square feet manufacturing and assembly facility located in the Dominican Republic. The facility is used for finishing and assembly of earrings and bangle bracelets. We anticipate a completion date of April 2001 at a total cost of approximately $2,000,000 for land, building, machinery and equipment.

OPEN ORDERS

       Orders from our retail customers typically have shipment dates that range from 24 hours to 60 days. As of April 6, 2001, the aggregate dollar value of open orders was approximately $11,000,000. We expect that substantially all of the current orders will be shipped in the next 45 days. We do not believe that open orders are indicative of our future results of operations, as open orders as of any given date are not necessarily indicative of sales trends.

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

       Our jewelry is sold primarily to jewelry chain stores, discount stores, department stores, television home shopping networks, and catalogue and Internet retailers and wholesalers. We assist our customers in allocating their purchasing budget among the items in the various product lines. We advise them of items having higher consumer demand as determined by Michael Anthony's computerized market analysis. Prices vary on the basis of service required by customers. We ship our products in bulk to wholesale distributors. For certain retail jewelry chains, such as Sterling, Inc. (a division of Signet Group PLC and the owner of Kay Jewelers and J.B. Robinson Jewelers), Wal*Mart, J.C. Penney, Zales and Kmart, we prepackage and price tag most items. We then ship an order of many different items to distribution centers and stores in the chain. We provide additional services to certain customers to meet their specific marketing needs, such as tagging, boxing and point-of-sale displays.

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

       During fiscal 2001, sales to the five largest of Michael Anthony's customers totaled approximately 55.5% of total net sales. Our two largest customers were JCPenney and Home Shopping Network, accounting for approximately 15.2% and 13.2%, respectively, of net sales. Except for certain retail customers, Michael Anthony generally has no long-term contractual commitments with any of our customers. None of Michael Anthony's customers are prohibited from purchasing products from our competitors.

       We reduce gross sales by the amount of returns and discounts to determine net sales each month. Each month we establish a reserve for returns based on our historical experience, the amount of gross sales and the customer base. The total of actual returns and the provision for the returns reserve amounted to approximately 12.2%, 11.1% and 11.4% of gross sales in each of fiscal 2001, fiscal 2000 and fiscal 1999, respectively. For further information regarding the reserve for returns, see Note 1 - Notes to Consolidated Financial Statements.

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

SEASONAL NATURE OF BUSINESS

       Our business is seasonal in nature. Presented below are our net sales for each quarter of fiscal 2001, fiscal 2000 and fiscal 1999:


                                                             NET                     % OF
                                                            SALES                  NET SALES
                                                            -----                  ---------
                                                      ($ IN THOUSANDS)
                                                      ----------------
Fiscal 2001 Ended January 27, 2001
     First Quarter                                           $25,700                  21%
     Second Quarter                                          $24,821                  20%
     Third Quarter                                           $41,045                  33%
     Fourth Quarter                                          $33,152                  26%
Fiscal 2000 Ended January 29, 2000
     First Quarter                                           $28,982                  20%
     Second Quarter                                          $25,331                  17%
     Third Quarter                                           $49,935                  35%
     Fourth Quarter                                          $40,689                  28%
Fiscal 1999 Ended January 30, 1999
     First Quarter                                           $30,432                  22%
     Second Quarter                                          $26,912                  20%
     Third Quarter                                           $43,758                  32%
     Fourth Quarter                                          $36,465                  26%

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

EMPLOYEES

       As of January 27, 2001, we employed 639 persons, 408 of which were directly engaged in manufacturing and distribution operations, 117 of which were engaged in administration and sales and 114 of which were employed at our assembly facility in the Dominican Republic. None of our employees are represented by a union and we have not experienced any labor-related work stoppage. We place a heavy emphasis on employee relations through educational and training programs and employee teams. We consider our relations with our employees to be good. We believe there is an adequate pool of labor available to satisfy our foreseeable hiring needs for our sales, manufacturing and distribution operations.

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

       On December 22, 2000, Michael Anthony entered into a distribution agreement with the Almond Jewelry Group. Under the arrangement, Michael Anthony has acquired the exclusive rights to market and distribute gold jewelry products manufactured by Almond to retailers in the United States. Almond will no longer market its gold jewelry products to retailers in the United States. Michael Anthony has also entered into a supply agreement with Almond, which will assure its customer base the continuity of a supply of high quality and innovative merchandise. In connection with the distribution agreement, Almond was issued 300,000 shares of common stock purchase warrants at a price of $2.00 per share.

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

       On September 16, 1999, Michael Anthony acquired the buildings which house two manufacturing facilities, located at 70 and 60 South MacQuesten Parkway, Mount Vernon, NY from MacQuesten Realty Company for a price of $2,450,000. Michael Anthony incurred $929,000 of long term debt, which has a four-year term and accrues interest at an annual rate of 7.50%, and paid the balance with cash from its operations. At January 27, 2001, $654,000 of principal remained outstanding under the loan.

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

       Michael Anthony, through MADOR S.A., has entered into a Real Estate Purchase Agreement and a Construction Agreement with Zona Franca San Isidro, S.A. for the construction of a 40,000 square feet assembly and manufacturing facility located in the Dominican Republic that we expect will be operational in August 2001 at a cost of approximately $2,000,000 for land, building, machinery and equipment.

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

         PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       Our common stock is traded on the American Stock Exchange under the symbol MAJ. Our common stock began its listing on AMEX on October 25, 1991. Prior to its listing on AMEX, our common stock was traded in NASDAQ National Market System. The following table sets forth the high and low sale prices per share on AMEX for the fiscal years 2001 and 2000.

FISCAL YEAR ENDED JANUARY 27, 2001                 HIGH                 LOW
----------------------------------                 ----                 ---

First Quarter                                      3 1/8               2 9/16
Second Quarter                                         3               2 1/8
Third Quarter                                      2 1/2               1 3/4
Fourth Quarter                                         2               1 7/16

FISCAL YEAR ENDED JANUARY 29, 2000                 HIGH                 LOW
----------------------------------                 ----                 ---

First Quarter                                      4 15/16             3 3/16
Second Quarter                                      4 3/16              3 1/2
Third Quarter                                            4              2 7/8
Fourth Quarter                                       3 1/4              2 3/4


       As of April 6, 2001, there were 972 holders of record of Michael Anthony's common stock.

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

       As of April 6, 2001, Michael Anthony had purchased a total of 2,100,400 shares on the open market for an aggregate of approximately $6,333,300, at an average price of $3.02.

ITEM 6.  SELECTED FINANCIAL DATA.

       The following selected financial data of Michael Anthony should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K.


                                      Jan. 27      Jan. 29,     Jan. 30,     Jan. 31,      Feb. 1,
                                       2001          2000         1999         1998         1997
                                       ----          ----         ----         ----         ----
                                               (In thousands, except per share amounts)
        STATEMENT OF OPERATIONS
Net sales                            $ 124,718    $ 144,937    $ 137,567    $ 129,949    $ 150,629
Cost of goods sold                      99,983      110,096      105,870      107,182      124,041
                                     ---------    ---------    ---------    ---------    ---------
  Gross profit                          24,735       34,841       31,697       22,767       26,588

Selling, general and
  administrative expenses               24,940       28,257       25,942       25,155       21,372
                                     ---------    ---------    ---------    ---------    ---------
Operating (loss)/income                   (205)       6,584        5,755       (2,388)       5,216

Other(expense)/income:
 Interest expense/
 Gold consignment fee                   (2,261)      (2,699)      (2,290)      (2,827)      (3,155)

 Other income/(expense), net               140          342          326        1,002          507
                                     ---------    ---------    ---------    ---------    ---------

(Loss)/income before extraordinary
  Item and income taxes                 (2,326)       4,227        3,791       (4,213)       2,568
Income tax  (benefit)/provision           (886)       1,607        1,441       (1,601)         778
                                     ---------    ---------    ---------    ---------    ---------
(Loss)/income before                    (1,440)       2,620        2,350       (2,612)       1,790
                                     ---------    ---------    ---------    ---------    ---------
  extraordinary item
Extraordinary item (net of income
  taxes of                           $ 130,000)          --           --          212           --
                                     ---------    ---------    ---------    ---------    ---------

Net (loss)/income                    $  (1,440)   $   2,620    $   2,138    $  (2,612)   $   1,790
                                     =========    =========    =========    =========    =========

(Loss)/earnings per share before
extraordinary item - basic           $   (0.23)   $    0.40    $    0.30    $   (0.34)   $    0.22
                                     =========    =========    =========    =========    =========


(Loss)/earnings per share before
 extraordinary item - diluted        $   (0.23)   $    0.39    $    0.30    $   (0.34)   $    0.22
                                     =========    =========    =========    =========    =========

Extraordinary item                   $      --    $      --    $    (.03)   $      --    $      --
                                     =========    =========    =========    =========    =========

Weighted average number
 of shares - basic                       6,319        6,592        7,111        7,746        8,241

Weighted average number
 of shares - diluted                     6,319        6,702        7,111        7,746        8,263

BALANCE SHEET DATA:
Working capital                      $  33,231    $  35,960    $  39,171    $  37,260    $  42,042
Total assets(1)                         63,335       67,914       65,037       65,644       72,749

Long-term debt and  capital
  Lease liability                       10,987       12,684       12,509       12,736       14,294
Stockholders' equity                    42,681       44,044       43,298       43,389       47,042

       (1) The fiscal years ended January 27, 2001, January 29, 2000, January 30, 1999, January 31, 1998 and February 1, 1997 do not include consigned inventory, which had approximate value of $30,718,000, $38,076,000, $35,096,000, $33,208,000 and $40,282,000,
              respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

       The following table sets forth, as a percentage of net sales, certain items appearing in our Statements of Operations for the indicated fiscal years.


                                                                        YEAR ENDED
                                             ---------------------------------------------------------------------
                                             JANUARY 27,      JANUARY 29,         JANUARY 30,         JANUARY 31,
                                                2001             2000               1999                 1998
                                                ----             ----               ----                 ----
Net sales                                       100.0%          100.0%              100.0%             100.0%
Cost of sales                                    80.2            76.0                77.0               82.5
Selling, general and
  administrative expenses                        20.0            19.5                18.8               19.3
Interest and gold consignment
  fee expense                                     1.8             1.9                 1.7                2.2
Other income                                      (.1)            (.2)                (.2)               (.8)
Income tax (benefit)/provision                    (.7)            1.1                 1.0               (1.2)
Extraordinary item                                 -                -                  .1                 -
Net (loss)/income                                (1.2)            1.8                 1.6               (2.0)

FISCAL 2001 VS. FISCAL 2000

       Net sales for fiscal 2001 were approximately $124,718,000, a decrease of 14.0% from net sales of approximately $144,937,000 for the comparable period in fiscal 2000. The decrease in sales was primarily due to decreased shipments to the retail segment of our customer base.

       Gross profit on sales for fiscal 2001 were approximately $24,735,000, a decrease of $10,106,000 from approximately $34,841,000 for the comparable period in fiscal 2000. As a percentage of net sales, gross profit decreased to 19.8% in fiscal 2001 compared to 24.0% in fiscal 2000. The decrease in gross margin was attributable to a change in the customer and product mix.

       Selling, general and administrative expenses for fiscal 2001 were approximately $24,940,000, a decrease of $3,317,000 or 11.7% from approximately $28,257,000 for the comparable period in fiscal 2000. The decrease is primarily attributable to decreases in (a) advertising expenses, (b) payroll and payroll related expenses, and (c) product and packaging supplies.

       Interest expense and gold consignment fees for fiscal 2001, were approximately $2,261,000, a decrease of $438,000 or 16.2% compared to approximately $2,699,000 for the comparable period in fiscal 2000. The decrease was primarily due to the Company's lower consignment rates and lower average level of consigned inventory.

       For the year ended January 27, 2001, an income tax benefit of $886,000 was recorded compared to an income tax provision of $1,607,000 for the prior year. The effective tax rates for fiscal 2001 and fiscal 2000 were 38%.

       As a result of the above factors our net loss for fiscal 2001 was approximately $(1,440,000) compared to net income of $2,620,000 for fiscal 2000.

FISCAL 2000 VS. FISCAL 1999

       Net sales for fiscal 2000 were approximately $144,937,000, an increase of 5.4% from net sales of approximately $137,567,000 for the comparable period in fiscal 1999. The increase in sales was primarily due to increased shipments to the retail segment of our customer base. If it were not for the lower average gold price in fiscal 2000, $283 an ounce versus last year's average of $300 an ounce, sales would have increased to $149,097,000 or 8.8% as compared to the prior fiscal period.

       Gross profit on sales for fiscal 2000 were approximately $34,841,000, an increase of $3,144,000 from approximately $31,697,000 for the comparable period in fiscal 1999. As a percentage of net sales, gross profit increased to 24.0% in fiscal 2000 compared to 23.0% in fiscal 1999. The increase in gross margin was attributable to a lower average gold price and a change in the customer and product mix.

       Selling, general and administrative expenses for fiscal 2000 were approximately $28,257,000, an increase of $2,315,000 or 8.9% from approximately $25,942,000 for the comparable period in fiscal 1999. The increase is primarily attributable to increases in (a) payroll and payroll related expenses, (b) advertising expenses and (c) product and packaging supplies. As a percentage of the net sales, as adjusted for the gold price difference discussed above of $149,097,000, selling, general and administrative expenses increased to 18.9% in fiscal 2000, from 17.7% in fiscal 1999.

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

FISCAL 1999 VS. FISCAL 1998

       Net sales for fiscal 1999 were approximately $137,567,000, an increase of 5.9% from net sales of approximately $129,949,000 for the comparable period in fiscal 1998. The increase in sales was primarily due to increased shipments to the retail segment of our customer base. If it were not for the lower average gold price in fiscal 1999, $300 an ounce versus last year's average of $335 an ounce, sales would have increased to $146,308,000 or 13% as compared to the prior fiscal period.

       Gross profit for fiscal 1999 increased by approximately $8,930,000 from fiscal 1998. As a percentage of net sales, gross profit increased to 23.0% in fiscal 1999 compared to 17.5% in fiscal 1998. The increase in gross margin was attributable to a lower average gold price and in the fourth quarter of fiscal 1998, we reassessed our marketing and production strategy and decided to implement a significantly different strategy. This is a direct result of the changing order patterns of some of our major customers. We made the decision to write down certain inventory, by approximately $3,309,000, that was related to the implementation of a SKU reduction program and the markdown of discontinued styles. If it were not for this unusual charge, our gross profit margin would have been 20.1% for fiscal 1998.

       Selling, general and administrative expenses for fiscal 1999 were approximately $25,942,000 an increase of $787,000 or 3% from approximately $25,155,000 for the comparable period in fiscal 1998. The increase is primarily attributable to increases in advertising expenses and product and packaging supplies which were offset in part by decreases in software implementation costs and legal costs associated with a litigation settlement in fiscal 1998. As a percentage of the net sales, as adjusted for the gold price difference discussed above of $146,308,000, selling, general and administrative expenses decreased to 17.7% in fiscal 1999, from 19.3% in fiscal 1998. Included in selling, general and administrative expenses for fiscal 1998 was a charge of approximately $1,191,000 that was due to a write down of certain assets and other expenses. If it were not for this unusual charge, selling, general and administrative expenses would have been 18.4% in fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

       We rely on a gold consignment program, short-term borrowings and internally generated funds to finance our inventories and accounts receivable. We fill most of our gold supply needs through gold consignment arrangements with gold lenders. Under the terms of those arrangements, we are entitled to lease the lesser of (a) an aggregate of 270,000 ounces of fine gold or (b) consigned gold with an aggregate value equal to $95,000,000. The consigned gold is secured by certain property of Michael Anthony, including inventory and machinery and equipment. Michael Anthony pays the gold lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix. We believe that our financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to Michael Anthony. As of January 27, 2001, Michael Anthony held approximately 116,600 ounces of gold on consignment with a market value of $30,718,000.

       The consignment agreements contain restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and each of the agreements requires Michael Anthony to own a specific amount of gold at all times. At January 27, 2001, we were not in compliance with one of the covenants in the consignment agreements, but received a waiver and an amended agreement. We expect to be in compliance by the end of the first quarter of fiscal 2002. At January 27, 2001, Michael Anthony's owned gold inventory was valued at approximately $4,474,000. We believe that the supply of gold available through our gold consignment arrangements, together with the gold we own, is sufficient to meet our requirements.

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

       Consigned gold is not included in our inventory, and there is no related liability recorded. As a result of these consignment arrangements, Michael Anthony is able to shift a substantial portion of the risk of market fluctuations in the price of gold to the gold lenders, since Michael Anthony does not purchase gold from the gold lenders until receipt of a purchase order from, or shipment of jewelry to, our customers. Michael Anthony then either locks in the selling price of the jewelry to our customers at the same time as the required purchase of gold from the gold lenders or hedges against changes in the price of gold by entering into forward contracts or purchasing futures or options on futures that are listed on the COMEX. At January 27, 2001 there were no forward contracts or options on futures outstanding.

       While we believe our supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may impact the demand for our products. From February 1998 until January 27, 2001, the closing price of gold according to the Second London Gold Fix ranged from a low of $254.20 per ounce to a high of nearly $323.50 per ounce. Fluctuations in the precious metals markets and credit may result in an interruption of our gold supply or the credit arrangements necessary to allow us to support our accounts receivable and continue the use of consigned gold.

       In January 1999, Michael Anthony entered into a Loan and Security Agreement with General Electric Capital Business Asset Funding Corporation in the principal amount of $10,444,444. This loan is secured by our machinery and equipment. The loan agreement contains a cross collateral/cross default clause in connection with Michael Anthony's line of credit agreement. The loan agreement does not contain any restrictive financial covenants. The loan bears interest at 6.85% per annum and payments of interest only are due for the first year of the loan. The loan matures in January 2007. The proceeds from this loan were used to repay two series of senior secured notes with various insurance companies which had an aggregate principal amount of $10,444,444 outstanding. Those senior secured notes accrued interest at 8.61% per annum and 7.38% per annum, respectively. Costs of $342,000 associated with the old debt were written off as an extraordinary charge. As of January 27, 2001, $9,240,000 of principal remained outstanding under the notes.

       On October 6, 1995, Michael Anthony obtained a loan from a bank in the amount of $2,500,000. As collateral for the loan, we granted the bank a first mortgage on our corporate headquarters. The mortgage has a ten-year term and interest on the mortgage will accrue at 8% per annum. In addition, the mortgage contains restrictive financial covenants. At January 27, 2001, we were not in compliance with one of the covenants in the consignment agreements, but received a waiver and an amendment agreement. We expect to be in compliance by the end of the first quarter of fiscal 2002. As of January 27, 2001, $1,924,000 of principal remained outstanding under the mortgage.

       At January 27, 2001, the Company had an unused line of credit arrangement with a commercial bank which varies seasonally from $10,000,000 to $18,350,000. The line of credit is secured by certain assets of the Company, including accounts receivable and inventory. Borrowings under the facility bear interest, at the Company's option, at (a) the bank's prime rate, (b) the fixed rate loan (as defined in the agreement) or (c) the adjusted Eurodollar rate plus 2.5%. The line of credit expires on July 31, 2001 subject to annual renewal. Management believes that the line of credit will be renewed; however, if the current lender decides not to renew the line, we believe that other lenders would be willing to enter into a similar arrangement.

       On February 10, 1999, Michael Anthony obtained a loan in the amount of $937,500. As collateral for the loan, we granted the lender a first mortgage on one of our manufacturing facilities.

The mortgage has a fifteen-year term and accrues interest at an annual rate of 7.05%. At January 27, 2001, approximately $865,000 of principal remained outstanding under the loan.

       On September 16, 1999, Michael Anthony acquired two buildings which house two manufacturing facilities, located at 70 and 60 South MacQuesten Parkway, Mount Vernon, NY from MacQuesten Realty Company for a price of $2,450,000. Michael Anthony incurred $929,000 of long-term debt, which has a four-year term and accrues interest at an annual rate of 7.50%, and paid the balance with cash from its operations. At January 27, 2001, approximately $654,000 of principal remained outstanding under the loan.

       During fiscal 2001, cash provided from operating activities was $6,030,000. This was primarily the result of $3,547,000 of non-cash items, mainly depreciation, and a $8,950,000 decrease in accounts receivable, offset by an increase of $4,226,000 in inventory and the net loss of $1,440,000.

       Cash of $2,546,000 was utilized for investing purposes during fiscal 2001, primarily for the purchase of machinery and equipment.

       During fiscal 2001, cash utilized in financing activities totaled $1,950,000. This was primarily attributed to the purchase of treasury stock of $293,000 and payments of long-term debt of $1,657,000.

       For fiscal 2002, Michael Anthony projects capital expenditures of approximately $1,000,000, which includes machinery and equipment expenses and certain improvements on its leased and owned properties. See Item 2. "Properties" and Item 13. "Certain Relationships And Related Transactions."

       We believe that our long-term debt and existing lines of credit provide sufficient funding for our operations. In the event that we require additional financing during fiscal 2002, it will be necessary to fund this requirement through expanded credit facilities with existing or other lenders. We believe that additional financing can be arranged.

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

NEW ACCOUNTING STANDARDS

       In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 133, as amended by SFAS No. 137 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Company has adopted SFAS No. 133 as of January 28, 2001. The adoption of SFAS No. 133 did not have a material impact on future operating results or financial statement disclosures.

ITEM 7a.  QUANTATIVE AND QUALITATIVE DISCOUNT ABOUT MARKET RISK.

       The Company utilizes financial instruments, including commodity futures, forwards and options on futures, to limit its exposure to fluctuations in the price of gold. The Company does not hold or issue such instruments for trading purposes. The Company hedges its future contracts for gold against anticipated sales commitments with its customers. Gains or losses on the future contracts are deferred until settlement of the related anticipated sales to a customer. At January 27, 2001, there were no forward contracts outstanding. The Company's exposure to market risk related to the derivative financial instruments is limited to fluctuations in the price of gold. The Company is also exposed to credit loss in the event of nonperformance by the counterparties to the instruments; however, the risk of credit loss is not considered to be significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       See Item 14 and pages F-1 through F-25, S-1 and S-2.

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

         PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information contained under the headings "Election of Directors" and "Compliance with Section 16 of the Exchange Act" of Michael Anthony's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

       The information contained under the heading "Executive Compensation" of Michael Anthony's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information contained under the heading "Beneficial Ownership of Common Stock" of Michael Anthony's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information contained under the heading "Certain Transactions" of Michael Anthony's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference. See also Item 2. "Properties."

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

       The financial statement schedule should be read in conjunction with the financial statements in the 2001 Annual Report to Stockholders.

   (3)     Exhibits:


   Exhibit
      No.                         Description                                             Page No.
   -------                        -----------                                             --------
    3.1        Certificate of Incorporation of Registrant, as amended      Incorporated by reference to Exhibit 3.1 to
                                                                           Amendment No. 2 to the Company's Registration
                                                                           Statement on Form S3 (File No. 3371308) (the
                                                                           "1993 Registration Statement")

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

    10.4       First Amendment to 1993 Long-term Incentive Plan of the     Incorporated by reference to Exhibit 10.48 to
               Registrant dated as of September 21, 1993                   the 1993 Form 10-K

    10.5       Consignment Agreement dated as of January 31, 1994           Incorporated by reference to Exhibit 10.46
               (effective as of May 16, 1994) between the Registrant and    to the Company's Annual report on Form 10K
               Credit Suisse, New York Branch                               for the fiscal year ended June 30, 1994
                                                                            (the "1994 Form 10-K")

    10.6       Loan Agreement dated October 6, 1995 between First          Incorporated by reference to Exhibit 10.1 to
               Fidelity Bank, National Association ("First Fidelity")      the Company's Quarterly Report on Form 10Q
               and Registrant                                              for the quarter ended October 28,1995 (the
                                                                           "October 1995 Form 10-Q")

    10.7       Mortgage Note in principal amount of $2,500,000 dated       Incorporated by reference to Exhibit 10.2 to
               October 6, 1995 issued by Registrant in favor of First      the October 1995 Form 10-Q
               Fidelity


    10.8       Mortgage and Security Agreement dated October 6,1995 by     Incorporated by reference to Exhibit 10.3 to
               Registrant for the benefit of First Fidelity                the October 1995 Form 10-Q

    10.9       Fourth Amendment to Amended and Restated Security           Incorporated by reference to Exhibit 10.5 to
               Agreement dated October 20, 1995 among Registrant and       the October 1995 Form 10-Q
               Registrant's gold lenders

    10.10      Fifth Amendment to Amended and Restated Security            Incorporated by reference to Exhibit 10.6 to
               Agreement dated October 20, 1995 among Registrant and       the October 1995 Form 10-Q
               Registrant's gold lenders

    10.11      Fifth Amendment to Assignment of Trademarks and Service     Incorporated by reference to Exhibit 10.7 to
               Marks dated October 20, 1995 among Registrant and           the October 1995 Form 10-Q
               Registrant's gold lenders

    10.12      Deferred Compensation Plan dated as of March 4, 1996        Incorporated by reference to Exhibit 10.59 to
                                                                           the 1996 Form 10-K

    10.13      Amendment to the 1993 Long Term Incentive Plan              Incorporated by reference to Exhibit 10.1 to
                                                                           the Company's Quarterly Report on Form 10-Q
                                                                           for the quarter ended October 26, 1996 (the
                                                                           "October 1996 Form 10-Q")

    10.14      Amendment to the NonEmployees Directors' Plan               Incorporated by reference to Exhibit 10.2 to
                                                                           the Company's October 1996 Form 10-Q

    10.15      Severance and Termination Agreement dated October 22,       Incorporated by reference to Exhibit 10 to
               1997 between Registrant and Mark Hanna                      the Company's Quarterly Report on Form 10-Q
                                                                           for the quarter ended November 1, 1997

    10.16      1993 Long-term Incentive Plan of the Registrant             Filed as Exhibit 10.54 to the 1998 Form 10-K

    10.17      1993 NonEmployee Directors' Stock Option Plan of the        Filed as Exhibit 10.55 to the 1998 Form 10-K
               Registrant

    10.18      Loan and Security Agreement, dated January 29, 1999, by     Filed as Exhibit 10.33 to the 1999 Form 10-K
               and between the Registrant and General Electric Capital
               Business Asset Funding Corporation


    10.19      Amendment No. One to Loan and Security Agreement, dated     Filed as Exhibit 10.34 to the 1999 Form 10-K
               January 29, 1999, by and between the Registrant and
               General Electric Capital Business Asset Funding
               Corporation

    10.20      Term Promissory Note, dated January 29, 1999, of the        Filed as Exhibit 10.35 to the 1999 Form 10-K
               Registrant in favor of General Electric Capital Business
               Asset Funding Corporation

    10.21      Asset Purchase Agreement, dated March 3, 1999, by and       Filed as Exhibit 10.36 to the 1999 Form 10-K
               between the Registrant and Town & Country Fine Jewelry
               Group, Inc.

    10.22      Mortgage, Security Agreement and Assignment of Leases and   Filed as Exhibit 10.37 to the 1999 Form 10-K
               Rents dated February 10, 1999, by and between Registrant
               and General Electric Capital Business Asset Funding
               Corporation

    10.23      Promissory Note dated February 10, 1999 by and between      Filed as Exhibit 10.38 to the 1999 Form 10-K
               the Registrant and General Electric Capital Business
               Asset Funding Corporation

    10.24      Consignment Agreement dated as of November 29,1999          Filed as Exhibit 10.40 to the 2000 Form 10-K
               between Registrant and Mitsui & Co. (U.S.A.), Inc.

    10.25      Amended and Restated Intercreditor Agreement dated,         Filed as Exhibit 10.41 to the 2000 Form 10-K
               January 28, 1999 among Registrant and Registrant's gold
               lenders

    10.26      First Amendment to Amended and Restated Intercreditor       Filed as Exhibit 10.42 to the 2000 Form 10-K
               Agreement, dated March 1,2000, among Registrant and
               Registrant's gold lenders

    10.27      Second Amendment and Agreement to Amended and Restated      Filed as Exhibit 10.43 to the 2000 Form 10-K
               Collateral Sharing  Agreement, dated March 1,2000, among
               Registrant and Registrant's gold lenders

    10.28      Sixth Amendment to Amended and Restated Security            Filed as Exhibit 10.44 to the 2000 Form 10-K
               Agreement dated March 1, 2000, among Registrant and
               Registrant's gold lenders


    10.29      Ninth Amendment and Agreement to Consignment Agreement      Filed as Exhibit 10.45 to the 2000 Form 10-K
               dated March 1, 2000, between Registrant and Fleet
               Precious Metals Inc. among Registrant and Registrant's
               gold lenders

    10.30      1999 Employee Change of Control Plan of the Registrant      Filed as Exhibit 10.46 to the 2000 Form 10-K

    10.31      1999 Non-Employee Director Change of Control Plan of the    Filed as Exhibit 10.47 to the 2000 Form 10-K
               Registrant

    10.32      Contract of Sale dated September 16, 1999 between           Filed as Exhibit 10.48 to the 2000 Form 10-K
               Registrant and MacQuesten Realty Company

    10.33      Assumption Agreement dated September16, 1999 among          Filed as Exhibit 10.50 to the 2000 Form 10-K
               Registrant, MacQuesten Realty Company,  and First Union
               National Bank, successor in interest to First Fidelity

    10.34      Registrant's Form 8-K filed on September 21, 1999           Filed as Exhibit 10.51 to the 2000 Form 10-K

    10.35      Bill of Sale dated October 28, 1999 between MADOR, S.A.     Filed as Exhibit 10.52 to the 2000 Form 10-K
               and Zona Franca San Isidro S.A.

    10.36      Construction Agreement dated October 28, 1999 between       Filed as Exhibit 10.53 to the 2000 Form 10-K
               MADOR, S.A. and Zona Franca San Isidro, S.A.

    10.37      Promissory Note dated August 16, 2000 issued by             Filed as an Exhibit to this Form 10-K
               Registrant to the Chase Manhattan Bank

    21         Subsidiaries of the Registrant                              Filed as an Exhibit to this Form 10-K

    23         Consent of BDO Seidman, LLP                                 Filed as an Exhibit to this Form 10-K

    23.1       Consent of Deloitte & Touche, LLP                           Filed as an Exhibit to this Form 10-K


REPORT ON FORM 8-K

         None

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 26, 2001              MICHAEL ANTHONY JEWELERS, INC.

                                   By: /s/ Michael Paolercio
                                      -----------------------------------------
                                      Michael W. Paolercio, Co-Chairman of the
                                      Board and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


SIGNATURE                                               TITLE                                    DATE
---------                                               -----                                    ----
/s/ MICHAEL PAOLERCIO                          Co-Chairman of the Board                       April 26, 2001
-----------------------------------            and Chief Executive Officer
(Michael W. Paolercio)                         (Principal Executive Officer)

/s/ ANTHONY PAOLERCIO                          Co-Chairman of the Board                       April 26, 2001
-----------------------------------            and President
(Anthony Paolercio, Jr.)

/s/ ALLAN CORN                                 Chief Financial Officer,                       April 26, 2001
-----------------------------------            Senior Vice President
(Allan Corn)                                   and Director (Principal
                                               Accounting Officer)

/s/ MICHAEL A. PAOLERCIO                       Senior Vice President,                         April 26, 2001
-----------------------------------            Treasurer and Director
(Michael Anthony Paolercio)

/s/ MICHAEL WAGER                              Director                                       April 26, 2001
-----------------------------------
(Michael Wager)

/s/ DAVID HARRIS                               Director                                       April 26, 2001
-----------------------------------
(David Harris)

/s/ DONALD MILLER                              Director                                       April 26, 2001
-----------------------------------
(Donald Miller)

/s/ NATHAN LIGHT                               Director                                       April 26, 2001
-----------------------------------
(Nathan Light)

/s/ BARRY SCHECKNER                            Director                                       April 26, 2001
-----------------------------------
(Barry Scheckner)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders of
Michael Anthony Jewelers, Inc.
Mount Vernon, New York


We have audited the accompanying consolidated balance sheets of Michael Anthony Jewelers, Inc. and subsidiaries as of January 27, 2001 and January 29, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Michael Anthony Jewelers, Inc. and subsidiaries at January 27, 2001, and January 29, 2000 and the result of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.



BDO Seidman
New York, New York
April 6, 2001

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Michael Anthony Jewelers, Inc.
Mount Vernon, New York


We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Michael Anthony Jewelers, Inc. and subsidiaries for the year ended January 30, 1999. Our audit also included the financial statement schedule listed in the Index at Item 14(a) (2) for the year ended January 30, 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects the results of operations and cash flows of Michael Anthony Jewelers, Inc. for the year ended January 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule for the year ended January 30, 1999 when, considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP

Parsippany, New Jersey
April 9, 1999 (April 14, 1999 as to the Purchase Agreement with Eurospark Industries, Inc.)

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



ASSETS                                                              January 27,       January 29,
------                                                                 2001              2000
                                                                    -----------       -----------
CURRENT ASSETS:
     Cash and equivalents                                            $  4,114           $  2,580
     Accounts receivable:
        Trade (less allowances of $2,536 and $1,007, respectively)     15,105             25,521
        Other                                                             224                287
     Inventories                                                       20,496             16,270
     Prepaid expenses and other current assets                          1,424              1,389
     Deferred taxes                                                     1,186                682
                                                                     --------           --------

          Total current assets                                         42,549             46,729

PROPERTY, PLANT AND EQUIPMENT - net                                    19,675             20,614
INTANGIBLES - net                                                          62                169
OTHER ASSETS                                                            1,049                402
                                                                     --------           --------
                                                                     $ 63,335           $ 67,914
                                                                     ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
     Accounts payable - trade                                        $  3,302           $  2,198
     Current portion of long-term debt                                  1,696              1,580
     Current portion of capital leases                                     --                 76
     Taxes payable                                                        529              1,974
     Accrued expenses                                                   3,791              4,941
                                                                     --------           --------

          Total current liabilities                                     9,318             10,769
                                                                     --------           --------

LONG-TERM DEBT                                                         10,987             12,684
                                                                     --------           --------
DEFERRED TAXES                                                            349                417
                                                                     --------           --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock - par value $1.00 per share;
         1,000,000 shares authorized; none issued                          --                 --
     Common stock - par value $.001 per share;
         20,000,000 shares authorized; 8,317,000 and
         8,308,000 shares issued and outstanding  as of
         January 27, 2001, and January 29, 2000, respectively               8                  8
     Additional paid-in capital                                        32,196             31,826
     Retained earnings                                                 16,802             18,242
     Treasury stock, 2,095,000 and 1,951,000 shares as of
         January 27, 2001 and January 29, 2000, respectively           (6,325)            (6,032)
                                                                     --------           --------

               Total stockholders' equity                              42,681             44,044
                                                                     --------           --------
                                                                     $ 63,335           $ 67,914
                                                                     ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               YEAR ENDED
                                                           ------------------------------------------------
                                                            January 27       January 29,       January 30,
                                                               2001              2000              1999
                                                           -----------       -----------       -----------
NET SALES                                                 $ 124,718          $ 144,937          $ 137,567
COST OF GOODS SOLD                                           99,983            110,096            105,870
                                                          ---------          ---------          ---------

          GROSS PROFIT ON SALES                              24,735             34,841             31,697

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                   24,940             28,257             25,942
                                                          ---------          ---------          ---------

          OPERATING (LOSS)/INCOME                              (205)             6,584              5,755
                                                          ---------          ---------          ---------

OTHER INCOME (EXPENSES):
     Gold consignment fee                                    (1,039)            (1,483)            (1,106)
     Interest expense                                        (1,222)            (1,216)            (1,184)
     Interest income                                            139                175                245
     Other income                                                 1                167                 81
                                                          ---------          ---------          ---------

         TOTAL OTHER EXPENSES                                (2,121)            (2,357)            (1,964)
                                                          ---------          ---------          ---------

(LOSS)/INCOME BEFORE  EXTRAORDINARY
   ITEM AND INCOME TAXES                                     (2,326)             4,227              3,791

INCOME TAX (BENEFIT)/PROVISION                                 (886)             1,607              1,441
                                                          ---------          ---------          ---------

(LOSS)/INCOME BEFORE
  EXTRAORDINARY ITEM                                         (1,440)             2,620              2,350
                                                          ---------          ---------          ---------

EXTRAORDINARY ITEM - REFINANCING  OF
   DEBT (net of income taxes of $130,000)                         -                  -                212
                                                          ---------          ---------          ---------

NET (LOSS)/INCOME                                         $  (1,440)         $   2,620          $   2,138
                                                          =========          =========          =========

(LOSS)/EARNINGS PER SHARE - Basic
   (Loss)/income before extraordinary item                $    (.23)         $     .40          $     .33
   Extraordinary item                                             -                  -               (.03)
                                                          ---------          ---------          ---------
        NET (LOSS)/EARNINGS PER SHARE - Basic             $    (.23)         $     .40          $     .30
                                                          =========          =========          =========

(LOSS)/EARNINGS PER SHARE - Diluted
   (Loss)/income before extraordinary item                $    (.23)         $     .39          $     .33
   Extraordinary item                                             -                  -               (.03)
                                                          ---------          ---------          ---------
        NET (LOSS)/EARNINGS PER SHARE - Diluted              $ (.23)         $     .39          $     .30
                                                          =========          =========          =========

WEIGHTED AVERAGE NUMBER OF SHARES - Basic                     6,319              6,592              7,111
                                                          =========          =========          =========
WEIGHTED AVERAGE NUMBER OF SHARES - Diluted                   6,319              6,702              7,111
                                                          =========          =========          =========

The accompanying notes are an integral part of these consolidated financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                 Common Stock             Additional                  Treasury Stock
                              ------------------          Paid-In     Retained     -----------------
                               Shares    Dollars          Capital     Earnings     Shares    Dollars      Total
                              -------    -------          -------     --------     ------    -------      -----
Balance - January 31, 1998      8,282          8          31,747      13,484       (578)     (1,850)     43,389

Purchase of treasury stock          -          -               -           -       (879)     (2,244)     (2,244)

Issuance of stock                   6          -              15           -          -           -          15

Net income                          -          -               -       2,138          -           -       2,138
                             --------   --------        --------    --------   --------    --------    --------
Balance - January 30, 1999      8,288          8          31,762      15,622     (1,457)     (4,094)     43,298

Purchase of treasury stock          -          -               -           -       (494)     (1,938)     (1,938)

Proceeds from exercise of
  stock options                    15          -              44           -          -           -          44

Issuance of stock                   5          -              20           -          -           -          20

Net income                          -          -               -       2,620          -           -       2,620
                             --------   --------        --------    --------   --------    --------    --------

Balance - January 29, 2000      8,308   $      8        $ 31,826    $ 18,242     (1,951)   $ (6,032)   $ 44,044

Purchase of treasury stock          -          -               -           -       (144)       (293)       (293)

Issuance of stock                   9          -              25           -          -           -          25

Issuance of warrants                -          -             345           -          -           -         345
                             --------   --------        --------    --------   --------    --------    --------
Net loss                            -          -               -      (1,440)         -           -      (1,440)
                             --------   --------        --------    --------   --------    --------    --------

Balance - January 27, 2001      8,317   $      8        $ 32,196    $ 16,802     (2,095)   $ (6,325)   $ 42,681
                             ========   ========        ========    ========   ========    ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                  Year Ended
                                                                  ------------------------------------------
                                                                  January 27     January 29,    January 30,
                                                                     2001           2000           1999
                                                                  ----------     -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)/income                                             $ (1,440)      $  2,620       $  2,138
    Adjustments to reconcile net income/(loss) to net cash
      provided by operating activities:
             Depreciation and amortization                           3,547          4,091          3,535
             Provision for doubtful accounts                            79             60            212
             Provision for sales returns                             1,450           (110)           106
             Deferred tax (benefit)/provision                         (572)          (293)           (70)
             Loss/(gain) on disposal of property, plant
               and equipment                                            45            (45)             7
    Provision for stock compensation                                    25             20             15
    (Increase)/decrease in operating assets:
             Accounts receivable                                     8,950          3,639         (7,441)
             Inventories                                            (4,226)        (2,058)        (1,299)
             Prepaid expenses and other current assets                 137              8          1,910
             Other assets                                             (474)           210            480
    Increase/(decrease) in operating liabilities:
             Accounts payable                                        1,104           (610)           (62)
             Taxes payable                                          (1,445)         1,162           --
             Accrued expenses                                       (1,150)           789            579
                                                                  --------       --------       --------

                  Net cash provided by operating activities          6,030          9,483            110
                                                                  --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                       (2,553)        (6,642)        (2,221)
    Proceeds from sale of equipment                                      7            175             15
                                                                  --------       --------       --------

                  Net cash used in investing activities             (2,546)        (6,467)        (2,206)
                                                                  --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt
      and capital lease liabilities                                 (1,657)          (404)        (1,446)
    Proceeds from long-term debt                                      --              901           --
    Proceeds from line of credit                                    17,100         16,400         10,500
    Payments to line of credit                                     (17,100)       (16,400)       (10,500)
    Proceeds from exercise of stock options                           --               44           --
    Purchase of treasury stock                                        (293)        (1,938)        (2,244)
                                                                  --------       --------       --------

                  Net cash used in financing activities             (1,950)        (1,397)        (3,690)
                                                                  --------       --------       --------

NET INCREASE/(DECREASE) IN CASH                                      1,534          1,619         (5,786)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                            2,580            961          6,747
                                                                  --------       --------       --------

CASH AND EQUIVALENTS AT END OF YEAR                               $  4,114       $  2,580       $    961
                                                                  ========       ========       ========



The accompanying notes are an integral part of these consolidated financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 Year Ended
                                                                  -----------------------------------------
                                                                  January 27,    January 29,    January 30,
                                                                     2001           2000           1999
                                                                  -----------    -----------    -----------
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:

     Investing:
       Mortgage incurred with purchase of building                       -         $  929              -

       Issuance of warrants                                         $  345              -              -

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

     Cash paid during the year for:
      Interest and gold consignment fees                            $2,399         $2,959         $2,592
      Income taxes                                                  $1,441         $  804         $  835


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

       INVENTORIES AND COST OF GOODS SOLD

       Inventories are valued at lower of cost (first-in, first-out method) or market.

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

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       (Continued)

       MOLDS AND MODELS

       For molds and models with a life greater than one year, the Company capitalizes and amortizes the costs over a three-year period. In fiscal 2001, 2000 and 1999 the Company capitalized approximately $538,000, $556,000 and $446,000, respectively.

       INTANGIBLES

       Intangible assets (net of accumulated amortization of $1,937,000 and $1,830,000 as of January 27, 2001 and January 29, 2000, respectively), consist of patents which are amortized on a straight-line basis over the lives of the patents, approximately 14 years and a covenant-not-to-compete which is amortized on a straight-line basis over the life of the covenant of five years.

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

       If a review for recoverability is necessary, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Any impairment loss recognized is measured as excess of carrying amount of the asset over the fair value of the asset. For the years ended January 27, 2001, January 29, 2000 and January 30, 1999, there were no impairment losses.

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

       CATALOG COSTS

       Catalog costs are charged to expense as incurred, the only exception being major catalog revisions. Costs capitalized are amortized over the units of catalogs shipped, up to a maximum of two years. At January 27, 2001, January 29, 2000 and January 30, 1999, in connection with three significant catalog revisions, approximately $36,000, $169,000 and $52,000, respectively, had been capitalized. Included in the statements of operations for the years ended January 27, 2001, January 29, 2000 and January 30, 1999, is amortization expense of $110,000, $124,000 and $158,000, respectively.

       SHIPPING AND HANDLING COSTS

       Shipping and handling costs billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as a selling expense. As a result of adopting EITF 00-10 sales increased and selling expenses decreased by approximately $400,000 in each of the years ended January 27, 2001, January 29, 2000 and January 30, 1999. Shipping expenses for the years ended January 27, 2001, January 29, 2000 and January 30, 1999 were $669,000, $630,000 and $707,000, respectively.

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

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       (Continued)

       FINANCIAL INSTRUMENTS

       The Company utilizes financial instruments, including commodity futures, forwards and options on futures, to limit its exposure to fluctuations in the price of gold. The Company does not hold or issue such instruments for trading purposes. The Company hedges its future contracts for gold against anticipated sales commitments with its customers. Gains or losses on the future contracts are deferred until settlement of the related anticipated sales to a customer. At January 27, 2001, there were no forward contracts and options on futures outstanding. The Company's exposure to market risk related to the derivative financial instruments is limited to fluctuations in the price of gold. The Company is also exposed to credit loss in the event of nonperformance by the counterparties to the instruments; however, the risk of credit loss is not considered to be significant.

       EARNINGS (LOSS) PER SHARE

      Basic EPS is computed by dividing net income (loss) by the weighted average shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options to issue common stock were exercised and converted to common stock. Options and warrants outstanding were not materially dilutive for each of the three years in the period ended January 27, 2001.

      NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

       In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Company has adopted SFAS No. 133 as of January 28, 2001. The adoption of SFAS No. 133 did not have a material impact on future opening results or financial statement disclosure.

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

       FISCAL YEAR END

       The Company's fiscal year end is the Saturday closest to the end of January. The financial statements for the fiscal years ended January 27, 2001, January 29, 2000 and January 30, 1999 were comprised of 52 weeks, respectively.

       RECLASSIFICATIONS

       Certain reclassifications were made to the prior year's financial statements to conform to the current year's presentation.

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.     INVENTORIES

       Inventories consist of:

                                     January 27,           January 29,
                                        2001                  2000
                                     ----------            -----------
                                              (In thousands)

              Finished goods          $32,837               $34,908
              Work in process          14,636                14,012
              Raw materials             3,741                 5,426
                                      -------               -------
                                       51,214                54,346
              Less:
               Consigned gold          30,718                38,076
                                      -------               -------
                                      $20,496               $16,270
                                      =======               =======

       At January 27, 2001 and January 29, 2000, inventories excluded approximately 117,000 and 133,000 ounces of gold on consignment, respectively.

3.     PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment consist of the following:

                                                     January 27,    January 29,
                                                        2001           2000
                                                     -----------    -----------
                                                           (In thousands)

              Machinery and equipment                  $41,351       $39,130
              Building and building improvements        11,381        11,137
              Land                                       2,192         2,192
                                                       -------       -------
                                                        54,924        52,459
              Less:  Accumulated depreciation

                        and amortization                35,249        31,845
                                                       -------       -------
                                                       $19,675       $20,614
                                                       =======       =======

       Included in property, plant and equipment as of January 27, 2001, are capitalized leases with a carrying value of $83,000. Total capitalized lease amortization expense was $191,000, $207,000 and $215,000 for the years ended January 27, 2001, January 29,2000 and January 30, 1999.

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.     GOLD CONSIGNMENT AGREEMENTS

       The Company has gold consignment agreements with gold lenders. Under the terms of the agreements, the Company is entitled to lease the lesser of an aggregate amount of 270,000 ounces, or an aggregate consigned gold value not to exceed $95,000,000. The consigned gold is secured by certain property of the Company including its inventory and equipment. Title to such consigned gold remains with the gold lenders until the Company purchases the gold. However, during the period of consignment, the entire risk of physical loss, damage or destruction of the gold is borne by the Company. The purchase price per ounce is based on the daily Second London Gold Fix. The Company pays the gold consignors a consignment fee based on the dollar value of gold ounces outstanding, as defined in the agreements.

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

       As of January 27, 2001, the Company was not in compliance with one of the covenants. The Company expects to be in compliance by the end of the first quarter of fiscal 2002. The Company's owned gold inventory was valued at approximately $4,474,000.

5.     ACCRUED EXPENSES

       Accrued expenses consist of the following:


                                                             January 27,         January 29,
                                                                2001                2000
                                                             -----------         -----------
                                                                    (In thousands)
            Accrued advertising and royalty expenses          $2,115                $2,508
            Accrued payroll expenses                             845                 1,585
            Customer deposits payable                            331                   252
            Accrued interest                                     179                    57
            Other accrued expenses                               321                   539
                                                              ------                ------
                                                              $3,791                $4,941
                                                              ======                ======

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.   LONG-TERM DEBT

     Long-term debt consists of the following:


                                                                                       January 27,        January 29,
                                                                                          2001               2000
                                                                                       -----------        -----------
                                                                                               (In Thousands)

        Note payable - interest at 6.85%, interest only of $60,000 payable monthly for first year, interest and principal of $157,000 payable monthly over a seven-year term through
        January 2007. (a)                                                               $ 9,240            $10,444

        Mortgage payable - interest at 8%, interest and principal of $24,000 payable monthly over a ten-year term through
        October 2005. (b)                                                                 1,924              2,053

        Note payable - interest at 7.05%, interest and principal of $8,500 payable monthly over a fifteen year term
        through March 2014. (c)                                                             865                904

         Mortgage payable - interest at 7.5%, interest and principal of $22,000 payable monthly over a four-year term through
         September 2003. (d)                                                                654                863
                                                                                        -------            -------
                                                                                         12,683             14,264
                 Less: current portion                                                    1,696              1,580
                                                                                        -------            -------
                                                                                        $10,987            $12,684
                                                                                        =======            =======

     (a) On January 27, 1999, the Company repaid its existing long-term debt with the insurance companies. The Company obtained a loan from a new lender in the amount of $10,444,000. As collateral for the loan, the Company granted the lender a lien on the Company's machinery and equipment. The loan has an eight-year term and accrues interest at 6.85%. The loan does not contain any restrictive financial covenants. The loan agreement contains a cross collateral/cross default clause in connection with the Company's Line of Credit Agreement (see Note. 7).

     The proceeds from the loan were used to repay the notes with the insurance companies. The Company incurred $10,000 of costs which are being amortized over the term of the new loan. Costs of $342,000 associated with the old debt were written off as an extraordinary charge.

     (b) The 8.0% mortgage is secured by a lien on the Company's corporate headquarters. Additionally, the mortgage agreement contains certain restrictive financial covenants.

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.   LONG-TERM DEBT (Continued)


     (c) On February 10, 1999, the Company obtained a loan in the amount of $937,500. As collateral for the loan, the Company granted the lender a first mortgage on one of its manufacturing facilities. The mortgage has a fifteen-year term and accrues interest at an annual rate of 7.05%. At January 27, 2001, $865,000 of principal remained outstanding under the loan.

     (d) On September 16, 1999 the Company exercised the option to purchase the remaining manufacturing and distribution facilities housed in the buildings located at 60 and 70 South MacQuesten Parkway, Mt. Vernon at an aggregate purchase price of $2,450,000. The Company incurred $929,000 of long-term debt, which has a four-year term and accrues interest at an annual rate of 7.50%. At January 27, 2001, $654,000 of principal remained outstanding under the loan.

     Maturities of long-term debt as of January 27, 2001 are as follows (in thousands):

                    YEAR ENDING JANUARY

                            2002                   $ 1,696
                            2003                     1,821
                            2004                     1,873
                            2005                     1,812
                            2006                     3,162
                        Thereafter                   2,319
                                                   -------
                                                   $12,683
                                                   =======

7.   LINE OF CREDIT

     At January 27, 2001, the Company had an unused line of credit arrangement with a commercial bank which varies seasonally from $10,000,000 to $18,350,000 (the "line of credit"). The line of credit is secured by a lien on certain assets of the Company, including accounts receivable and inventory. Borrowings under the facility bear interest at the Company's option of the bank's prime rate, the fixed rate loan (as defined in the agreement) or the adjusted Eurodollar rate plus 2.5%. The line of credit expires on July 31, 2001 subject to annual renewal. Management believes that the line of credit will be renewed; however, if the current lender decides not to renew the line, the Company believes that other lenders would be willing to enter into a similar arrangement.

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and fair values of the Company's financial instruments are as follow:

                                      January 27, 2001       January 29, 2000
                                      ----------------       ----------------
                                     Carrying     Fair       Carrying   Fair
                                       Value      Value        Value    Value
                                       -----      -----        -----    -----
                                                   (In thousands)
Notes with lenders:
   6.85% note payable                 $ 9,240    $ 9,496     $10,444    $10,078
   8.0% mortgage payable                1,924      2,040       2,053      2,053
   7.05% note payable                     865        891         904        852
   7.5% mortgage payable                  654        654         863        863

     The fair value of the 7.5% mortgage payable was assumed to reasonably approximate the carrying amount since the debt was recently issued. The fair value of the mortgage payable was based on current rates available to the Company for debt with similar remaining maturities.

     At January 29, 2000 the fair value of the 8.0% and 7.5% mortgages payable were assumed to reasonably approximate the carrying amount since the debt was recently issued.

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

     Income tax provision/(benefit) consists of the following:

                                                Year Ended
                                -------------------------------------------
                                January 27,     January 29,     January 30,
                                   2001            2000             1999
                                   ----                             ----
                                              (In thousands)
     Current:
       Federal                   $  (268)        $ 1,630         $ 1,406
       State and local               (46)            270             105
                                 -------         -------         -------
                                    (314)          1,900           1,511
     Deferred income tax            (572)           (293)            (70)
                                 -------         -------         -------
       Total                     $  (886)        $ 1,607         $ 1,441
                                 =======         =======         =======

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.   INCOME TAXES (Continued)

     The following is a reconciliation of the federal statutory rate to the effective tax rate:


                                                                        Year Ended
                                                         -----------------------------------------------
                                                         January 27,       January 29,       January 30,
                                                            2001              2000              1999
                                                         -----------       -----------       -----------
            Statutory tax (benefit) rate                   (34.0)%            34.0%             34.0%
              State and local taxes (benefit),
                 net of federal benefit                     (3.0)              3.0               3.0
            Other                                           (1.0)              1.0               1.0
                                                           ------             ----              ----

            Statutory tax (benefit) rate                   (38.0)%            38.0%             38.0%
                                                           ======             ====              ====


     The tax effects of significant items comprising the Company's deferred tax (liabilities) and assets are as follows (in thousands):

                                                   January 27,    January 29,
                                                      2001           2000
                                                   -----------    -----------
        Non-current deferred tax items:
          Difference between book and tax
            depreciation methods                   $  (349)        $  (417)
                                                   -------         -------

        Current deferred tax assets:
         Reserves for sales returns and
            doubtful accounts                          964             383
         Inventory reserve                              95             222
         Other                                         127              77
                                                   -------         -------

                                                     1,186             682
                                                   -------         -------

  Net deferred tax asset                           $   837         $   265
                                                   =======         =======

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.  RELATED PARTY TRANSACTIONS

     On September 16, 1999, the Company acquired two buildings which house two manufacturing facilities, located at 70 and 60 South MacQuesten Parkway, Mount Vernon, New York from MacQuesten Realty Company ("MRC"), a partnership consisting of certain stockholders of the Company, for a price of $2,450,000.

     Rent expense related to the MRC leases for the years ended January 27, 2001, January 29, 2000 and January 30, 1999 amounted to $-0-, $349,000 and
     $504,000, respectively, principally for manufacturing and distribution facilities.

     The Company incurred $929,000 of long term debt, which has a four-year term and accrues interest at an annual rate of 7.50%, and paid the balance with cash from its operations. At January 27, 2001, $654,000 of principal remained outstanding under the loan.

     On February 29, 2000, the Company loaned $123,000 to an officer. On December 31, 2000, the Company extended the term of the note until December 31, 2001 and increased the principal to $131,000. Interest on the unpaid principal of $131,000 accrues at the rate of 8% per annum until the maturity date of December 31, 2001.

11.  COMMITMENTS

     The Company's product line includes licensed goods manufactured pursuant to two or three year agreements with licensors. Royalty fees range from 6% to 12% of net sales of these products, or a minimum guarantee, whichever is greater. The Company records the related expense over the units sold.

     As of January 27, 2001, the future guaranteed royalty commitments are as follows:

             Year Ending                       Guaranteed
               January                          Royalty
               -------                         Commitments
                                               -----------
                                              (in thousands)

                2002                              $233
                2003                                48
                                                  ----

                                                  $281
                                                  ====

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.  COMMITMENTS (Continued)

     The Company, through MADOR S.A., has entered into a Real Estate Purchase Agreement and a Construction Agreement with Zona Franca San Isidro, S.A. for the construction of a 40,000 square feet assembly and manufacturing facility located in the Dominican Republic that is expected to be operational in August 2001 at a cost of approximately $2,000,000 for land, building and machinery.

On December 22, 2000 the Company entered into a distribution agreement with the Almond Jewelry Group. Under the arrangement, the Company acquired the exclusive rights to market and distribute gold jewelry products manufactured by Almond to retailers in the United States. Almond will no longer market its gold jewelry products to retailers in the United States. The Company has also entered into a supply agreement with Almond, which will assure its customer base the continuity of a supply of high quality and innovative merchandise. In connection with the distribution agreement, Almond was issued 300,000 shares of common stock purchase warrants at a price of $2.00 per share. The warrants were ascribed a value of $345,000 using the Black-Scholes option pricing model. The Company recorded $172,000 of the warrants value in prepaid expenses and other current assets and the remaining balance in other assets. The warrants will be amortized in to expense as the related income is earned.

12.  STOCK PLANS

     The Company has elected to continue to account for employees stock-based transactions under Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees". Since the exercise price of all stock options granted under the stock plans were equal to the price of the stock at the date of grant, no compensation has been recognized by the Company. Under the Company's stock option agreements, had the compensation expense been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock Based Compensation," the Company's pro forma, net income (loss) and earnings
     (loss) per share would have been net (loss)/income of $(1,541,000), $2,472,000, and $2,074,000, and $(.24), $.37, and $.29 (loss)/earnings per share for the years ended January 27, 2001, January 29, 2000 and January 30, 1999, respectively. The weighted average per share fair value of the options granted during the years ended January 27, 2001, January 29, 2000 and January 30, 1999 were estimated at $.77, $1.00, and $.84, respectively, on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12.  STOCK PLANS (Continued)

                                                         January 27,      January 29,       January 30,
                                                            2001              2000             1999
                                                            ----              ----             ----
                  Expected life (years)                       3                 3                2
                  Risk-free interest rates                  6.5%              6.5%             5.5%
                  Expected volatility                      60.0%             49.7%            44.4%
                  Expected dividend yield                     -                 -                -

     The pro forma effect on net income and earnings per share for the year ended January 27, 2001 may not be representative of the pro forma effect in future years because it includes compensation cost on a straight line basis over the vesting periods of the grants and does not take into consideration the pro forma compensation costs for grants made prior to 1996.

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

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12.  STOCK PLANS (Continued)

     LONG-TERM INCENTIVE PLAN


                                                            Weighted
                                                             Average          Exercise
                                               Shares      Option Price         Price
                                               ------      ------------       --------
Outstanding at January 31, 1998               688,500      $3.60           $2.13-$7.75

 Lapsed                                      (190,000)     $4.14           $2.94-$7.75
 Granted - Additions                          150,000      $3.13           $3.13
                                             --------

 Outstanding at January 30, 1999              648,500      $3.33           $2.13-$6.13

 Lapsed                                       (86,000)     $5.35           $2.75-$6.13
 Exercised                                    (15,000)     $2.94           $2.94
 Granted                                      288,000      $3.51           $3.13-$3.63
                                             --------

 Outstanding at January 29, 2000              835,500      $3.19           $2.13-$3.63
                                             --------

 Lapsed                                      (433,440)     $3.15           $2.13-$3.63
 Granted                                            -      $   -           $   -
                                             --------

Outstanding at January 27, 2001               402,060      $3.01           $2.88-$3.63
                                             ========

     Options exercisable at January 27, 2001 were for 203,560 shares of common stock at prices between $2.88 - $3.63 a share. At January 27, 2001, shares for future option grants totaling 1,552,940 were available under the plan.

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12.  STOCK PLANS (Continued)

     NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN


                                                         Weighted
                                                          Average        Exercise
                                            Shares      Option Price       Price
                                            ------      ------------     --------
Outstanding at January 31, 1998             60,000      $2.69            $2.63 - $5.00

 Lapsed                                    (10,000)     $4.19            $4.19
 Granted                                    15,000      $2.75            $2.56 - $3.00
                                           -------

Outstanding at January 30, 1999             65,000      $3.08            $2.39 - $5.00

 Lapsed                                     (5,000)     $5.00            $5.00
 Granted                                    15,000      $3.27            $2.88-$3.88
                                           -------

Outstanding at January 29, 2000             75,000      $3.03            $2.56-$3.88

Lapsed                                     (15,000)     $3.02            $2.63-$3.50
Granted                                     35,000      $2.49            $1.88-$2.94
                                           -------

Outstanding at January 27, 2001             95,000      $2.81            $1.88-$3.06
                                           =======

     Options exercisable at January 27, 2001 for 50,200 shares of common stock at prices between $1.88 - $3.06 a share. At January 27, 2001, shares for future option grants totaling 155,000 were available under this plan.

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

12.  STOCK PLANS (Continued)

     NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN


                                                         Weighted
                                                          Average        Exercise
                                            Shares      Option Price       Price
                                            ------      ------------     --------
Outstanding at January 31, 1998             60,000      $   2.69         $2.63 - $5.00

 Lapsed                                    (10,000)     $   4.19         $4.19
 Granted                                    15,000      $   2.75         $2.56 - $3.00
                                           -------

Outstanding at January 30, 1999             65,000      $   3.08         $2.39 - $5.00

 Lapsed                                     (5,000)     $   5.00         $5.00
 Granted                                    15,000      $   3.27         $2.88-$3.88
                                           -------

Outstanding at January 29, 2000             75,000      $   3.03         $2.56-$3.88

Lapsed                                     (15,000)     $   3.02         $2.63-$3.50
Granted                                     35,000      $   2.49         $1.88-$2.94
                                           -------

Outstanding at January 27, 2001             95,000      $   2.81         $1.88-$3.06
                                           =======

     Options exercisable at January 27, 2001 for 50,200 shares of common stock at prices between $1.88 - $3.06 a share. At January 27, 2001, shares for future option grants totaling 155,000 were available under this plan.

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

     The changes in the number of shares under the stock purchase warrants and non-qualified options and the weighted average option price per share are as follows:

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12.  STOCK PLANS (Continued)


                                                               Weighted
                                                                Average         Exercise
                                                  Shares      Option Price       Price
                                                  ------      ------------      --------
Outstanding at January 31, 1998                   121,000       $3.58          $3.00 - $7.50

 Lapsed                                           (25,000)      $5.82          $3.25 - $7.50
                                                 --------

Outstanding at January 30, 1999                    96,000       $3.00          $3.00

Granted                                                 -       $   -          $   -
                                                 -------

 Outstanding and exercisable

  at  January 29, 2000                             96,000       $3.00          $3.00

 Issued                                           300,000       $2.00          $2.00
 Lapsed                                           (96,000)      $3.00          $3.00
                                                  -------

Outstanding at January 27, 2001                   300,000       $2.00          $2.00
                                                  =======

In connection with the distribution agreement with Almond, Almond was issued 300,000 shares of common stock purchase warrants. (See Note 11.)


                                                 OUTSTANDING                            EXERCISABLE
                                 --------------------------------------------    ---------------------------
                                                  Weighted
                                                   Average
                                                  Remaining       Weighted                       Weighted
                                                  Years of        Average         Number of      Average
          Range of Exercise       Number of      Contractual      Exercise         Options       Exercise
               Prices              Options          Life           Price                          Price
         --------------------    -------------------------------------------     ---------------------------
            $1.88 - $2.75             340,000        3.9           $2.07               13,500     $2.78
            $2.81 - $3.06             159,000        1.9           $2.94              144,200     $2.94
            $3.13 - $3.88             298,060        3.1           $3.42               96,060     $3.47
                                 -------------------------------------------     ---------------------------
                 In Total             797,060        3.1           $2.75              253,760     $3.13
                                 -------------------------------------------     ---------------------------

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

13.  RETIREMENT PLAN

     The Company established a 401(k) Retirement Plan and Trust for all eligible employees. Under the terms of the plan the employee may contribute 1% to 20% of compensation. There is a partial employer matching contribution. Included in the statement of operations for the years ended January 27, 2001, January 29, 2000 and January 30, 1999 is $70,000, $58,000 and $69,000
     of expense for the employer portion of the contribution.

14.  SIGNIFICANT CUSTOMERS

     Sales to the Company's two largest customers were approximately 15% and 13%, 15% and 13%, and 13% and 11%, respectively, of net sales for the years ended January 27, 2001, January 29, 2000 and January 30, 1999. One customer accounted for approximately 22% of accounts receivable at January 27, 2001.

15.  STOCK REPURCHASE PROGRAM

     In December 1995, the Company announced a Common Stock Repurchase Program, (the "1995 Stock Repurchase Program"), pursuant to which the Company may repurchase up to 750,000 shares of Common Stock. On April 4, 1997, the Board of Directors authorized an increase of an additional 500,000 shares of common stock that the Company may repurchase under the stock repurchase plan. On May 26, 1998, the Board of Directors authorized an increase of up to an additional 1,000,000 shares of common stock that the Company may repurchase under the Stock Repurchase Plan. During the years ended January 27, 2001, January 29, 2000 and January 30, 1999, the Company repurchased a total of 144,000, 494,000 and 879,000 shares, respectively, on the open market under the 1995 Stock Repurchase Program for an aggregate price of approximately $293,000, $1,938,000 and $2,244,000, respectively.

16.  LEGAL PROCEEDINGS

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

17.  COMMITMENTS AND CONTINGENCIES

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.  Summary of Quarterly Results (Unaudited) (in thousands)


                                        YEAR ENDED JANUARY 27, 2001                         YEAR ENDED JANUARY 29, 2000
                                --------------------------------------------        -------------------------------------------
                                               QUARTER ENDED                                       QUARTER ENDED
                                --------------------------------------------        -------------------------------------------

                                 Apr. 29,   Jul. 29,    Oct. 28,    Jan. 27,        May 1,    Jul. 31,     Oct. 30,   Jan. 29,
                                   2000       2000        2000        2001           1999       1999         1999       2000
                                   ----       ----        ----        ----           ----       ----         ----       ----
Net sales (A)                      $ 25,700    $ 24,821    $ 41,045    $ 33,152    $ 28,982    $ 25,331    $ 49,935    $ 40,689

Cost of goods sold                   20,111      20,147      33,203      26,522      22,171      19,187      38,418      30,320
                                   --------    --------    --------    --------    --------    --------    --------    --------

    Gross profit                      5,589       4,674       7,842       6,630       6,811       6,144      11,517      10,369

Selling, general &
   administrative expenses            5,955       5,821       6,854       6,310       6,163       6,420       8,265       7,409
                                   --------    --------    --------    --------    --------    --------    --------    --------

Operating (loss)/income                (366)     (1,147)        988         320         648        (276)      3,252       2,960

Other income (expense):
  Gold consignment fees                (222)       (246)       (347)       (224)       (224)       (277)       (581)       (401)
  Interest expense                     (249)       (244)       (294)       (435)       (233)       (239)       (270)       (474)
  Interest income                        90          20           5          24          76          63          18          17
  Other - net                            14          16          10         (39)         27          28         141         (28)
                                   --------    --------    --------    --------    --------    --------    --------    --------
Total other income
   (expense)                           (367)       (454)       (626)       (674)       (354)       (425)       (692)       (886)

(Loss)/income from operations
  before income taxes                  (733)     (1,601)        362        (354)        294        (701)      2,560       2,074

Income tax (benefit)/provision         (279)       (608)        137        (136)        111        (265)        972         789
                                   --------    --------    --------    --------    --------    --------    --------    --------

Net (loss)/income                  $   (454)   $   (993)   $    225    $   (218)   $    183    $   (436)   $  1,588    $  1,285
                                   ========    ========    ========    ========    ========    ========    ========    ========


(Loss)/earnings per share (B):

Net (loss)/earnings per share      $   (.07)   $   (.16)   $    .04    $   (.03)   $   0.03    $  (0.06)   $   0.25    $    .20
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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Michael Anthony Jewelers, Inc.
Mount Vernon, New York


The audits referred to in our report dated April 6, 2001 relating to the consolidated financial statements of Michael Anthony Jewelers, Inc. and subsidiaries which is contained in Item 8 of this Form 10-K, included the audits of the financial statements schedule listed in the accompanying index for the years ended January 27, 2001 and January 29, 2000. The financial statements schedule is the responsibility of management. Our responsibility is to express an opinion on the financial statements schedule based on our audits.

In our opinion, such financial statements schedule presents fairly, in all material respects, the information set forth therein.


BDO Seidman, LLP

New York, New York
April 6, 2001

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


---------------------------------------------------------------------------------------------------------------------------
                                                                             ADDITIONS
                                   BALANCE AT             ADDITIONS         CHARGED TO                        BALANCE AT
                                  BEGINNING OF        CHARGED TO COSTS         OTHER                            END OF
DESCRIPTION                          PERIOD             AND EXPENSES         ACCOUNTS       DEDUCTIONS(A)       PERIOD
---------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful
accounts:
---------------------------------------------------------------------------------------------------------------------------
Year ended January 27, 2001           $530                $   60             $  -             $  20              $  610
Year ended January 29, 2000            538                    60                -               (68)                530
Year ended January 30, 1999            716                   212                -              (390)                538

Allowance for sales returns:

Year ended January 27, 2001           $477                $1,926              $ -             $(477)             $1,926
Year ended January 29, 2000            586                   397                -              (506)                477
Year ended January 30, 1999            480                   506                -              (400)                586



(A) Allowances, returns and uncollectible accounts charged against the reserve, (net of collections on previously written-off accounts).