Form 10-K405/A
period 2001-01-27
MICHAEL ANTHONY JEWELERS INC
filed 2001-05-04
CIK 799515

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                                    Yes  X  No
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. X .
               ---

     As of April 6, 2001, there were 6,219,733 shares outstanding of Michael Anthony's common stock.

The aggregate market value of common stock held by nonaffiliates at April 6, 2001 was $5,914,448. For purposes of this calculation, affiliates includes Michael Anthony's executive officers and directors.

                                   EXPLANATION

The aggregate market value of common stock held by nonaffiliated at April 6, 2001 was mistakenly reported as $2,000,285. The correct value is $5,914,448.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MICHAEL ANTHONY JEWELERS, INC.



Dated:  May 4, 2001                        By: /s/ ALLAN CORN
                                               ------------------------
                                           Allan Corn
                                           Senior Vice President and
                                           Chief Financial Officer