Form 10-Q
period 2001-04-28
MICHAEL ANTHONY JEWELERS INC
filed 2001-05-29
CIK 799515

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter ended April 28, 2001

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

               CLASS
               -----

                                                    Number of Shares
Common Stock, Par Value $.001                       Outstanding as of
                                                      May 24, 2001
                                                      ------------
                                                        6,217,933

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----

PART I  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Condensed Balance Sheets,
           April 28, 2001 (Unaudited) and
             January 27, 2001................................................................................   3

         Consolidated Condensed Statements of Operations,
           Three-Month Period Ended
             April 28, 2001 and April 29, 2000 (Unaudited) ..................................................   4

         Consolidated Condensed Statement of Changes in
           Stockholders' Equity, Three-Month Period Ended
             April 28, 2001 (Unaudited)......................................................................   5

         Consolidated Condensed Statements of Cash Flows,
           Three-Month Period Ended
             April 28, 2001 and April 29, 2000 (Unaudited)...................................................   6

         Notes to Consolidated Condensed Financial
           Statements........................................................................................  7-9

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

                         MICHAEL ANTHONY JEWELERS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       April 28,       January 27,
                                                                          2001            2001
                                                                      ------------      ---------
                                                                      (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and equivalents                                               $    599         $  4,114
     Accounts receivable:
        Trade (less allowances of $581 and $2,536, respectively)          23,199           15,105
        Other                                                                 93              224
     Inventories                                                          21,984           20,496
     Prepaid expenses and other current assets                             1,472            1,424
     Deferred taxes                                                        1,186            1,186
                                                                        --------         --------

          Total current assets                                            48,533           42,549

PROPERTY, PLANT AND EQUIPMENT - net                                       19,221           19,675
INTANGIBLES - net                                                             32               62
OTHER ASSETS                                                                 956            1,049
                                                                        --------         --------
                                                                        $ 68,742         $ 63,335
                                                                        ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - trade                                           $  7,471         $  3,302
     Line of credit                                                        2,500                -
     Current portion of long-term debt and lease liability                 1,736            1,696
     Accrued expenses                                                      3,276            3,791
     Taxes payable                                                           415              529
                                                                        --------         --------

          Total current liabilities                                       15,398            9,318
                                                                        --------         --------

LONG-TERM DEBT                                                            10,533           10,987
                                                                        --------         --------
DEFERRED TAXES                                                               349              349
                                                                        --------         --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock - par value $1.00 per share;
         1,000,000 shares authorized; none issued                              -                -
     Common stock - par value $.001 per share;
         20,000,000 shares authorized; 8,317,000 shares
         issued and outstanding as of April 28, 2001 and
         and January 27, 2001, respectively                                    8                8
     Additional paid-in capital                                           32,196           32,196
     Retained earnings                                                    16,599           16,802
     Treasury stock, at cost, 2,101,200 and 2,095,000 shares as
         As April 28, 2001 and  January 27, 2001, respectively            (6,341)          (6,325)
                                                                        --------         --------

               Total stockholders' equity                                 42,462           42,681
                                                                        --------         --------

                                                                        $ 68,742         $ 63,335
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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                Three Months Ended
                                         ---------------------------------
                                         April 28,               April 29,
                                            2001                   2000
                                         ----------             ----------

NET SALES                                 $ 29,176               $ 25,827

COST OF GOODS SOLD                          23,920                 20,111
                                          --------               --------

     GROSS PROFIT ON SALES                   5,256                  5,716

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                    5,119                  6,082
                                          --------               --------

     OPERATING INCOME/(LOSS)                   137                   (366)

OTHER INCOME/(EXPENSE):
     Gold consignment fee                     (250)                  (222)
     Interest expense                         (247)                  (249)
     Interest income                            34                     90
     Other income                                7                     14
                                          --------               --------

     Total Other Expense                      (456)                  (367)
                                          --------               --------

LOSS BEFORE INCOME TAXES                      (319)                  (733)

INCOME TAX BENEFIT                            (116)                  (279)
                                          --------               --------

  NET LOSS                                $   (203)              $   (454)
                                          ========               ========

LOSS PER SHARE
   - BASIC AND DILUTED                    $  (0.03)              ($  0.07)
                                          ========               ========

WEIGHTED AVERAGE NUMBER
   OF SHARES                                 6,221                  6,340
                                          ========               ========



   See accompanying notes to the consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                   Common Stock       Additional                         Treasury Stock
                                   ------------         Paid-In        Retained          --------------
                                Shares      Dollars     Capital        Earnings       Shares      Dollars         Total
                                ------      -------     -------        --------       ------      -------         -----
Balance -
January 27, 2001                 8,317       $  8        $32,196         $16,802      (2,095)     $(6,325)       $42,681

Purchase of treasury stock           -          -              -               -          (6)         (16)           (16)

Net loss                             -          -              -            (203)         -              -          (203)
                                 -----       ----        -------         -------      -------     --------       -------

Balance - April 28, 2001         8,317       $  8        $32,196         $16,599      (2,101)     $(6,341)       $42,462
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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  Three Months Ended
                                                                              -------------------------
                                                                              April 28,       April 29,
                                                                                2001            2000
                                                                              ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $  (203)        $  (454)
Adjustments to reconcile net income to net cash
   Provided by operating activities:
             Depreciation and amortization                                        895           1,044
             Provision for accounts receivable                                    (30)             62
             Provision for sales returns                                       (1,926)           (580)
   (Increase)/decrease in operating assets:
             Accounts receivable                                               (6,007)         (4,633)
             Inventories                                                       (1,488)         (2,968)
             Prepaid expenses and other current assets                            (48)           (102)
             Other assets                                                          92              62
   Increase/(decrease) in operating liabilities:
             Accounts payable                                                   4,167           1,854
             Accrued expenses                                                    (514)         (1,084)
             Taxes payable                                                       (114)         (1,719)
                                                                              -------         -------

                   Net cash used in operating activities                       (5,176)           (748)
                                                                              -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment - net                               (411)         (1,043)
                                                                              -------         -------

                   Net cash used in investing activities                         (411)         (1,043)
                                                                              -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt
             and capital lease liabilities                                       (414)           (418)
   Proceeds from long-term debt                                                     -             (73)
   Purchase of treasury stock                                                     (16)            (73)
   Proceeds from line of credit                                                 2,500               -
                                                                              -------         -------

                   Net cash provided by/(used in) financing activities          2,070            (491)
                                                                              -------         -------

DECREASE IN CASH AND EQUIVALAENTS                                              (3,517)           (786)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                     4,114           2,580
                                                                              -------         -------

CASH AND EQUIVALENTS AT END OF PERIOD                                         $   599         $ 1,794
                                                                              =======         =======

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:

   Cash paid during the period for:

   Interest and gold consignment fees                                         $   634         $   367
   Taxes                                                                      $     -         $ 1,441


   See accompanying notes to the consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED APRIL 28, 2001
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 27, 2001 IS UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     The unaudited condensed consolidated financial statements as of April 28, 2001 and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the 2001 Annual Report to Stockholders of Michael Anthony Jewelers, Inc. (the "Company").

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

     Effect of Recently Issued Accounting Standards.
     -----------------------------------------------

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Company has adopted SFAS No. 133 as of January 28, 2001.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements". In June 2000, the SEC delayed the effective date of SAB 101 to no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company has adopted SAB 101 as of January 28, 2001.

     The adoption of the above pronouncements did not have a material impact on results of operations or comprehensive income.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED APRIL 28, 2001
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 27, 2001 IS UNAUDITED)

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

     The average selling price of gold in the current quarter was $272 per ounce compared to $295 per ounce for the quarter ended April 29, 2000.

3.   INVENTORIES

     Inventories consist of:

                                                      April 28,                 January 27,
                                                        2001                       2001
                                                     ----------                 -----------
                                                     (Unaudited)
                                                                 (In thousands)

               Finished goods                          $34,446                   $32,837
               Work in process                          19,740                    14,636
               Raw materials                             7,183                     3,741
                                                       -------                  --------
                                                        61,369                    51,214
               Less:
               Consigned gold                           39,385                    30,718
                                                      --------                   -------

                                                       $21,984                   $20,496
                                                       =======                   =======


     Inventories as of April 28, 2001 and January 27, 2001 excluded approximately 149,000 and 117,000 ounces of gold on consignment, respectively.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED APRIL 28, 2001
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 27, 2001 IS UNAUDITED)


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

     As of May 24, 2001, the Company had purchased a total of 2,101,200 shares on the open market for an aggregate cost of approximately $6,341,000, of which 60,000 shares have been retired.

             ITEM 2 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 27, 2001 IS UNAUDITED)



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
------------------------------------------------
APRIL 28, 2001 AND APRIL 29, 2000
---------------------------------

Net sales for the first three months ended April 28, 2001 were approximately $29,176,000, an increase of 13.0% from net sales of approximately $25,827,000 for the comparable period last year. The increase in sales was primarily due to product distributed for the Almond Jewelry Group.

Gross profit margin decreased to approximately 18.0% of net sales for the first three months ended April 28, 2001 compared to approximately 22.1% for the comparable period last year, primarily due to a change in the product and customer mix.

Selling, general and administrative expenses for the first three months ended April 28, 2001 were approximately $5,119,000, a decrease of $963,000 or 15.8% from approximately $6,082,000 for the comparable period last year. The decrease is primarily attributable to decreases in payroll and payroll related expenses and advertising expenses which were partly offset by increases in product and packaging supplies.

Interest expense and gold consignment fees for the first three months ended April 28, 2001 were approximately $497,000, an increase of $26,000 or 5.5.0% compared to approximately $471,000 for the comparable period last year. The increase was primarily due to higher consignment rates and higher consignment levels. Interest income decreased primarily due to the Company's lower cash position.

As a result of the above factors, the Company had a net loss for the first three months ended April 28, 2001 of $203,000 or $.03 per share on 6,221,000 weighted average shares outstanding compared to a net loss of $454,000 or $.07 per share on 6,340,000 weighted average shares outstanding for comparable period last year.

             ITEM 2 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 27, 2001 IS UNAUDITED)


Liquidity and Capital Resources
-------------------------------

The Company relies on a gold consignment program, short-term and long-term borrowings and internally generated funds to finance its operations. The Company fills most of its gold supply needs through gold consignment arrangements with the Gold Lenders. During the quarter, the Company received notice that one if its gold lenders planned to discontinue its involvement in jewelry financing. During the same period, the Company begun a relationship with a new gold lender. Under the terms of those arrangements, the Company is entitled to lease the lesser of (i) an aggregate of 275,000 ounces of fine gold or (ii) consigned gold with an aggregate value equal to $98,000,000.

The consigned gold is secured by certain property of the Company including inventory and machinery and equipment. The Company pays the Gold Lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix.

The Company believes that its financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to the Company. As of April 28, 2001, the Company held approximately 149,000 ounces of gold on consignment with a market value of approximately $39,385,000.

The consignment agreements contain certain restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and each of the agreements requires the Company to own a specific amount of gold at all times. At April 28, 2001, the Company was in compliance with the covenants in its consignment agreements and the Company's owned gold inventory was valued at approximately $3,930,000. Management believes that the supply of gold available through the Company's gold consignment arrangements, in conjunction with the Company's owned gold, is sufficient to meet the Company's requirements.

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

             ITEM 2 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 27, 2001 IS UNAUDITED)



Liquidity and Capital Resources (Continued)
-------------------------------

The Company then either establishes the selling price of the jewelry to its customers concurrently with the required purchase of gold from the Gold Lenders or hedges against changes in the price of gold by entering into forward contracts or purchasing futures or options on futures that are listed on the COMEX.

While the Company believes its supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may result in reduced demand for the Company's products. From January 27, 2001 until April 28, 2001, the closing price of gold according to the Second London Gold Fix ranged from a low of $256 per ounce to a high of nearly $273 per ounce. There can be no assurances that fluctuations in the precious metals and credit markets would not result in an interruption of the Company's gold supply or the credit arrangements necessary to allow the Company to support its accounts receivable and continue the use of consigned gold.

On January 27, 1999, the Company repaid its long-term debt with the insurance companies by obtaining a loan from a new lender in the amount of $10,444,000. As collateral for the loan, the Company granted the lender a lien on the Company's machinery and equipment. The loan has an eight-year term and will accrue interest at 6.85%. The loan does not contain any restrictive financial covenants. At April 28, 2001, $8,926,000 of principal remained outstanding under the loan.

On February 10, 1999, Michael Anthony obtained a loan in the amount of $937,500. As collateral for the loan, the Company granted the lender a first mortgage on one of its manufacturing facilities. The mortgage has a fifteen-year term and accrues interest at an annual rate of 7.05%. At April 28, 2001, $855,000 of principal remained outstanding under the loan.

In October 1995, the Company obtained a loan from a bank in the amount of $2,500,000. As collateral for the loan, the Company granted the bank a first mortgage on the Company's corporate headquarters. The mortgage has a ten-year term and interest on the mortgage accrues at 8% per annum. In addition, the mortgage contains certain restrictive financial covenants. At April 28, 2001, the Company was in compliance with the covenants and $1,890,000 of principal remained outstanding under the mortgage.

On September 16, 1999, the Company acquired two buildings which house two manufacturing facilities, located at 70 and 60 South MacQuesten Parkway, Mount Vernon, NY from MacQuesten Realty Company for a price of $2,450,000. The Company incurred $929,000 of long term debt, which has a four-year term and accrues interest at an annual rate of 7.50%, and paid the balance with cash from its operations. At April 28, 2001, $598,000 of principal remained outstanding under the loan.

             ITEM 2 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 27, 2001 IS UNAUDITED)

Liquidity and Capital Resources (Continued)
-------------------------------

The Company has a line of credit arrangement with a commercial bank which varies seasonally from $10,000,000 to $18,350,000 (the "Line of Credit"). The Line of Credit is secured by certain assets of the Company, including accounts receivable and inventory. As of April 28, 2001 $2,500,000 was outstanding under the Line of Credit.

During the three months ended April 28, 2001, cash used in operating activities was $5,176,000. The increase compared to last year is primarily due to an increase in inventory, and a decrease in accounts payable and taxes payable. During the comparable period of the prior year, the Company used in $748,000 of cash in operating activities, primarily due to the decreased accounts receivable.

Cash of $411,000 was used in investing activities as compared to $1,043,000 used during the comparable three-month period last year. The decrease is primarily due to decreases in the Company's purchase of machinery and equipment.

Cash of $2,070,000 was used in financing activities during the three-month period, compared to $491,000 provided by the comparable period of the prior year. The increase was primarily due to the Company's borrowings on its line of credit.

For the balance of fiscal 2002, the Company projects capital expenditures of approximately $800,000.

The Company believes that its long-term debt and existing lines of credit provide sufficient funding for the Company's operations. In the event that the Company requires additional financing during fiscal 2002, it will be necessary to fund this requirement through expanded credit facilities with its existing or other lenders. The Company believes that such additional financing can be arranged.

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

             ITEM 2 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 27, 2001 IS UNAUDITED)

Forward Looking Statements (Cont'd)
---------------------------

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

Effect of Recently Issued Accounting Standards.
-----------------------------------------------

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Company has adopted SFAS No. 133 as of January 28, 2001.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements". In June 2000, the SEC delayed the effective date of SAB 101 to no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company has adopted SAB 101 as of January 28, 2001.

The adoption of the above pronouncements did not have a material impact on results of operations or comprehensive income.

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

Item 4 and 5

     Not applicable

Item 6.

     (a)  Reports on Form 8-K
          -------------------

            Not applicable.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MICHAEL ANTHONY JEWELERS, INC.


Dated: May 24, 2001                       By: /s/ Allan Corn
                                          --------------------------------
                                          Allan Corn
                                          Senior Vice President and
                                          Chief Financial Officer