Form 10-Q
period 2001-08-04
MICHAEL ANTHONY JEWELERS INC
filed 2001-09-04
CIK 799515

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter ended August 4, 2001

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
               CLASS
               -----                                        Number of Shares
Common Stock, Par Value $.001                              Outstanding as of
                                                            August 29, 2001
                                                            ---------------
                                                              6,198,383

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                                               PAGE
                                                                                                               ----
PART I  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Condensed Balance Sheets,
           August 4, 2001 (Unaudited) and
             January 27, 2001................................................................................   3

         Consolidated Condensed Statements of Operations
           Three-Month and Six-Month Periods Ended
             August 4, 2001 and July  29, 2000 (Unaudited) ..................................................   4

         Consolidated Condensed Statement of Changes in
           Stockholders' Equity, Six-Month Period Ended
             August 4, 2001 (Unaudited)......................................................................   5

         Consolidated Condensed Statements of Cash Flows,
           Six-Month Period Ended
             August 4, 2001 and July 29, 2000 (Unaudited)....................................................   6

         Notes to Consolidated Condensed Financial
           Statements........................................................................................  7-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS..................................................................................... 10-16

PART II  OTHER INFORMATION:

         Item 1 Through Item 6 ..............................................................................   17

         Signature Page......................................................................................   18

                         MICHAEL ANTHONY JEWELERS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    August 4,   January 27,
                                                                       2001        2001
                                                                     --------    --------
                                                                   (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and equivalents                                            $     14    $  4,114
     Accounts receivable:
        Trade (less allowances of $1,481 and $2,536, respectively)     21,317      15,105
        Other                                                             192         224
     Inventories                                                       27,374      20,496
     Prepaid expenses and other current assets                          1,388       1,424
     Deferred taxes                                                     1,186       1,186
                                                                     --------    --------

          Total current assets                                         51,471      45,549

PROPERTY, PLANT AND EQUIPMENT - net                                    18,823      19,675
INTANGIBLES - net                                                           -          62
OTHER ASSETS                                                              866       1,049
                                                                     --------    --------
                                                                     $ 71,160    $ 63,335
                                                                     ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - trade                                        $  3,505    $  3,302
     Line of credit                                                     9,950           -
     Current portion of long-term debt and lease liability              1,757       1,696
     Taxes payable                                                        242         529
     Accrued expenses                                                   3,337       3,791
                                                                     --------    --------

          Total current liabilities                                    18,791       9,318
                                                                     --------    --------

LONG-TERM DEBT                                                         10,092      10,987
                                                                     --------    --------
DEFERRED TAXES                                                            349         349
                                                                     --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock - par value $1.00 per share;
         1,000,000 shares authorized; none issued                           -           -
     Common stock - par value $.001 per share;
         20,000,000 shares authorized; 8,329,000
         and 8,317,000 shares issued and outstanding
         as of August 4, 2001 and January 27, 2001                          8           8
    Additional paid-in capital                                         32,221      32,196
    Retained earnings                                                  16,232      16,802
     Accumulated other comprehensive income                              (128)          -
     Treasury stock, 2,133,000 and 2,095,000 shares,
          respectively                                                 (6,405)     (6,325)
                                                                     --------    --------

               Total stockholders' equity                              41,928      42,681
                                                                     --------    --------

                                                                     $ 71,160    $ 63,335
                                                                     ========    ========


   See accompanying notes to the consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                  Three Months Ended             Six Months Ended
                                 ----------------------      ----------------------
                                 August 4,      July 29,     August 4,      July 29,
                                   2001          2000          2001           2000
                                 --------      --------      --------      --------

NET SALES                        $ 28,210      $ 24,905      $ 57,386      $ 50,732

COST OF GOODS SOLD                 22,633        20,147        46,553        40,258
                                 --------      --------      --------      --------

     GROSS PROFIT ON SALES          5,577         4,758        10,833        10,474

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES           5,531         5,905        10,650        11,987
                                 --------      --------      --------      --------

     OPERATING INCOME/(LOSS)           46        (1,147)          183        (1,513)

OTHER INCOME/(EXPENSE):
     Gold consignment fee            (407)         (246)         (657)         (468)
     Interest expense                (275)         (244)         (522)         (493)
     Interest income                    9            20            43           110
     Other income                      27            16            34            30
                                 --------      --------      --------      --------

     Total Other Expense             (646)         (454)       (1,102)         (821)
                                 --------      --------      --------      --------

LOSS BEFORE INCOME TAXES             (600)       (1,601)         (919)       (2,334)

INCOME TAX BENEFIT                   (234)         (608)         (349)         (887)
                                 --------      --------      --------      --------

     NET LOSS                    $   (366)     $   (993)     $   (570)     $ (1,447)
                                 ========      ========      ========      ========

LOSS PER SHARE
   - BASIC AND DILUTED           $   (.06)     $   (.16)     $   (.09)     $   (.23)
                                 ========      ========      ========      ========

WEIGHTED AVERAGE NUMBER
   OF SHARES                        6,198         6,336         6,209         6,338
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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)





                                                                                Accumulated
                                        Common Stock     Additional               Other         Treasury Stock
                                    -------------------   Paid-In    Retained  Comprehensive    --------------
                                     Shares     Dollars   Capital    Earnings     Income      Shares     Dollars      Total
                                    --------   --------   --------   --------    --------    --------    --------    --------

Balance -
  January 27, 2001                     8,317   $      8   $ 32,196   $ 16,802           -      (2,095)   $ (6,325)   $ 42,681

Purchase of treasury stock                 -          -          -          -           -         (38)        (80)        (80)

Change in fair value of cash flow
   Hedges                                  -          -          -          -        (128)          -           -        (128)



Issuance of stock                         12          -         25          -           -           -           -          25

Net loss                                   -          -          -       (570)          -           -           -        (570)
                                    --------   --------   --------   --------    --------    --------    --------    --------

Balance -
  August 4, 2001                       8,329   $      8   $ 32,221   $ 16,232        (128)     (2,133)   $ (6,405)   $ 41,928
                                    ========   ========   ========   ========    ========    ========    ========    ========





   See accompanying notes to the consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  Six Months Ended
                                                                                  ----------------
                                                                                August 4,   July 29,
                                                                                  2001         2000
                                                                                  ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                   $   (570)     $ (1,447)
   Adjustments to reconcile net loss
     to net cash provided by operating activities:
             Depreciation and amortization                                       1,763         1,676
             Provision for accounts receivable                                    (229)           29
             Provision for sales returns                                          (826)          348
             Issuance of stock                                                      25            25
   (Increase)/decrease in operating assets:
             Accounts receivable                                                (5,125)        7,054
             Inventories                                                        (6,878)       (6,364)
             Prepaid expenses and other current assets                              36          (320)
             Other assets                                                          183           109
   Increase/(decrease) in operating liabilities:
             Accounts payable                                                      203         2,991
             Accrued expenses                                                     (582)       (1,374)
             Taxes payable                                                        (287)       (1,974)
                                                                              --------      --------

                      Net cash (used in)/provided by operating activities      (12,287)          753
                                                                              --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment - net                                (849)       (1,728)
                                                                              --------      --------

                      Net cash used in investing activities                       (849)       (1,728)
                                                                              --------      --------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt
     and capital lease liabilities                                                (834)         (842)
   Proceeds from line of credit                                                  9,950             -
   Purchase of treasury stock                                                      (80)          (73)
                                                                              --------      --------

                      Net cash provided by/(used) in financing activities        9,036          (915)
                                                                              --------      --------


DECREASE IN CASH AND EQUIVALENTS                                                (4,100)       (1,890)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                      4,114         2,580
                                                                              --------      --------

CASH AND EQUIVALENTS AT END OF PERIOD                                         $     14      $    690
                                                                              ========      ========


SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:

Cash paid during the period for:
Interest and gold consignment fees                                            $  1,142      $  1,224
Taxes                                                                         $      -      $  1,441

SUPPLEMENTAL DISCLOSURE OF
 NON-CASH INVESTING ACTIVITY:

Change in fair value of cash flow hedges                                      $    128     $       -


   See accompanying notes to the consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED AUGUST 4, 2001
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 27 2001 IS UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     The unaudited condensed consolidated financial statements as of August 4, 2001 and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the 2001 Annual Report to Stockholders of Michael Anthony Jewelers, Inc. (the "Company").

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

     Effect of Recently Issued Accounting Standards
     ----------------------------------------------

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), which supersedes APB Opinion No. 16, "Business Combinations". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company is currently reviewing the statement, but does not anticipate the new standard will have any effect on its financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED AUGUST 4, 2001
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 27 2001 IS UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     ------------------------------------------


     Effect of Recently Issued Accounting Standards (Continued)
     ----------------------------------------------

     In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS No. 142), which supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal 2002. The Company is currently reviewing the statement and has not yet determined the impact adoption of SFAS No. 142 will have on its financial statements.

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

     The Company has recorded a $128,000 loss as a component of other comprehensive income related to the gold price hedge.

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

     The average selling price of gold in the current quarter was $272 per ounce compared to $287 per ounce for the quarter ended July 29, 2000.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                   FORM 10-Q FOR QUARTER ENDED AUGUST 4, 2001
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 27, 2001 IS UNAUDITED)


3.   INVENTORIES

     Inventories consist of:

                                                      August 4,                 January 27,
                                                        2001                        2001
                                                     ----------                   --------
                                                     (Unaudited)
                                                                 (In thousands)

               Finished goods                          $44,260                   $32,837
               Work in process                          27,939                    14,636
               Raw materials                             6,443                     3,741
                                                       -------                  --------
                                                        78,642                    51,214
               Less:
               Consigned gold                           51,268                    30,718
                                                       -------                   -------

                                                       $27,374                   $20,496
                                                       =======                   =======


     Inventories as of August 4, 2001 and January 27, 2001 excluded approximately 191,000 and 117,000 ounces of gold on consignment, respectively.

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

     As of August 29, 2001, the Company had purchased a total of 2,133,000 shares on the open market for an aggregate cost of approximately $6,405,000, of which 60,000 shares have been retired.

     ITEM 2      MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 27, 2001 IS UNAUDITED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
------------------------------------------------
AUGUST 4, 2001 AND JULY 29, 2000
--------------------------------

Net sales for the three months ended August 4, 2001 were approximately $28,210,000, an increase of 13.3% from net sales of approximately $24,905,000 for the comparable period last year. The increase in sales was primarily due to a 14-week-period this year compared to last year's 13 weeks, and to an increase in earring shipments resulting from the Company's affiliation with the Almond Jewelry Group.

Gross profit margin increased to approximately 19.8% of net sales for the three months ended August 4, 2001 compared to approximately 19.1% for the comparable period last year, primarily due to a change in the product and customer mix.

Selling, general and administrative expenses for the three months ended August 4, 2001 were approximately $5,531,000, a decrease of $374,000 or 6.3% from approximately $5,905,000 for the comparable period last year. The decrease is primarily attributable to decreases in payroll and payroll related expenses and product and packaging supplies.

Interest expense and gold consignment fees for the three months ended August 4, 2001 were approximately $682,000, an increase of $192,000 or 39.3% compared to approximately $490,000 for the comparable period last year. The increase was primarily due to higher consignment rates and higher consignment levels.

As a result of the above factors, the Company had a net loss for the three months ended August 4, 2001 of $366,000 or $.06 per share on 6,198,000 weighted average shares outstanding compared to a net loss of $993,000 or $.16 per share on 6,336,000 weighted average shares outstanding for the comparable period last year.

     ITEM 2      MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 27, 2001 IS UNAUDITED)

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
----------------------------------------------
AUGUST 4, 2001 AND JULY 29, 2000
--------------------------------

Net sales for the six months ended August 4, 2001 were approximately $57,386,000, an increase of 13.1% from net sales of approximately $50,732,000 for the comparable period last year. The increase in sales was primarily due a 27-week period this year compared to last year's 26 weeks, and to an increase in earring shipments resulting from the Company's affiliation with the Almond Jewelry Group.

Gross profit margin decreased to approximately 18.9% of net sales for the six months ended August 4, 2001 compared to approximately 20.6% for the comparable period last year, primarily due to a change in the product and customer mix.

Selling, general and administrative expenses for the six months ended August 4, 2001 were approximately $10,650,000, a decrease of $1,337,000 or 11.2% from approximately $11,987,000 for the comparable period last year. The decrease is primarily attributable to decreases in payroll and payroll related expenses and advertising expenses.

Interest expense and gold consignment fees for the six months ended August 4, 2001 were approximately $1,179,000, an increase of $218,000 or 22.7% compared to approximately $961,000 for the comparable period last year. The increase was primarily due to higher consignment rates and higher consignment levels.

As a result of the above factors, the Company had a net loss for the six months ended August 4, 2001 of $570,000 or $.09 per share on 6,209,000 weighted average shares outstanding compared to a net loss of $1,447,000 or $.23 per share on 6,338,000 weighted average shares outstanding for the comparable period last year.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                   FORM 10-Q FOR QUARTER ENDED AUGUST 4, 2001
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 27, 2001 IS UNAUDITED)

Liquidity and Capital Resources
-------------------------------

The Company relies on a gold consignment program, short-term and long-term borrowings and internally generated funds to finance its operations. The Company fills most of its gold supply needs through gold consignment arrangements with the Gold Lenders. Under the terms of those arrangements, the Company is entitled to lease the lesser of (i) an aggregate of 255,000 ounces of fine gold or (ii) consigned gold with an aggregate value equal to $85,000,000.

The consigned gold is secured by certain property of the Company including inventory and machinery and equipment. The Company pays the Gold Lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix.

The Company believes that its financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to the Company. As of August 4, 2001, the Company held approximately 191,000 ounces of gold on consignment with a market value of approximately $51,268,000.

The consignment agreements contain certain restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and each of the agreements requires the Company to own a specific amount of gold at all times. At August 4, 2001, the Company was in compliance with the covenants in its consignment agreements and the Company's owned gold inventory was valued at approximately $5,392,000. Management believes that the supply of gold available through the Company's gold consignment arrangements, in conjunction with the Company's owned gold, is sufficient to meet the Company's requirements.

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

While the Company believes its supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may result in reduced demand for the Company's products. From January 27, 2001 until August 4, 2001, the closing price of gold according to the Second London Gold Fix ranged from a low of $256 per ounce to a high of nearly $292 per ounce. There can be no assurances that fluctuations in the precious metals and credit markets would not result in an interruption of the Company's gold supply or the credit arrangements necessary to allow the Company to support its accounts receivable and continue the use of consigned gold.

On January 27, 1999, the Company repaid its long-term debt with the insurance companies by obtaining a loan from a new lender in the amount of $10,444,000. As collateral for the loan, the Company granted the lender a lien on the Company's machinery and equipment. The loan has an eight-year term and will accrue interest at 6.85%. The loan does not contain any restrictive financial covenants. At August 4, 2001, $8,606,000 of principal remained outstanding under the loan.

On February 10, 1999, Michael Anthony obtained a loan in the amount of $937,500. As collateral for the loan, the Company granted the lender a first mortgage on one of its manufacturing facilities. The mortgage has a fifteen-year term and accrues interest at an annual rate of 7.05%. At August 4, 2001, $844,000 of principal remained outstanding under the loan.

In October 1995, the Company obtained a loan from a bank in the amount of $2,500,000. As collateral for the loan, the Company granted the bank a first mortgage on the Company's corporate headquarters. The mortgage has a ten-year term and interest on the mortgage accrues at 8% per annum. In addition, the mortgage contains certain restrictive financial covenants. At August 4, 2001, the Company was in compliance with the covenants and $1,855,000 of principal remained outstanding under the mortgage.

On September 16, 1999, the Company acquired two buildings which house two manufacturing facilities, located at 70 and 60 South MacQuesten Parkway, Mount Vernon, NY from MacQuesten Realty Company for a price of $2,450,000. The Company incurred $929,000 of long term debt, which has a four-year term and accrues interest at an annual rate of 7.50%, and paid the balance with cash from its operations. At August 4, 2001, $542,000 of principal remained outstanding under the loan.

ITEM 2          MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 27, 2001 IS UNAUDITED)

Liquidity and Capital Resources (Continued)
-------------------------------

The Company has a line of credit arrangement with a commercial bank which varies seasonally from $10,000,000 to $18,350,000 (the "Line of Credit"). The Line of Credit is secured by certain assets of the Company, including accounts receivable and inventory. As of August 4, 2001 $9,950,000 was outstanding under the Line of Credit.

During the six months ended August 4, 2001, cash used in operating activities was $12,287,000. The increase compared to last year is primarily due to an increase in inventory and accounts receivable. During the comparable period of the prior year, the Company provided $753,000 of cash in operating activities, primarily due to the decreased accounts receivable.

Cash of $849,000 was used in investing activities as compared to $1,728,000 used during the comparable six-month period last year. The decrease is primarily due to decreases in the Company's purchase of machinery and equipment.

Cash of $9,036,000 was provided by financing activities during the six-month period, compared to $915,000 used in the comparable period of the prior year. The increase was primarily due to the Company's borrowings on its line of credit.

For the balance of fiscal 2002, the Company projects capital expenditures of approximately $500,000.

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

Effect of Recently Issued Accounting Standards.
-----------------------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), which supersedes APB Opinion No. 16, "Business Combinations". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company is currently reviewing the statement, but does not anticipate the new standard will have any effect on its financial statements.

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 27, 2001 IS UNAUDITED)


Effect of Recently Issued Accounting Standards (Continued)
----------------------------------------------

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS No. 142), which supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal 2002. The Company is currently reviewing the statement and has not yet determined the impact adoption of SFAS No. 142 will have on its financial statements.

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




                                             MICHAEL ANTHONY JEWELERS, INC.


Dated: August 30, 2001                       By: /s/ Allan Corn
                                             ----------------------------------
                                             Allan Corn
                                             Senior Vice President and
                                             Chief Financial Officer