Form 10-Q
period 2001-11-03
MICHAEL ANTHONY JEWELERS INC
filed 2001-12-03
CIK 799515

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter ended November 3, 2001

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

           CLASS
           -----
                                                               Number of Shares
Common Stock, Par Value $.001                                  Outstanding as of
                                                               November 29, 2001
                                                               -----------------
                                                                   6,198,383

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                            PAGE
                                                                            ----

PART I  FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Condensed Balance Sheets,
          November 3, 2001 (Unaudited) and
            January 27, 2001................................................  3

        Consolidated Condensed Statements of Operations
          Three-Month and Nine-Month Periods Ended
            November 3, 2001 and October 28, 2000 (Unaudited) ..............  4

        Consolidated Condensed Statement of Changes in
          Stockholders' Equity, Nine-Month Period Ended
            November 3, 2001 (Unaudited)....................................  5

        Consolidated Condensed Statements of Cash Flows,
          Nine-Month Periods Ended
            November 3, 2001 and October 28, 2000 (Unaudited)...............  6

        Notes to Consolidated Condensed Financial
           Statements...................................................... 7-9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS.......................................................  10-16

PART II OTHER INFORMATION:

        Item 1 Through Item 6 .............................................. 17

        Signature Page...................................................... 18

                         MICHAEL ANTHONY JEWELERS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                    November 3,          January 27,
                                                                                                       2001               2001
                                                                                                    -----------          ----------
                                                                                                    (Unaudited)
ASSETS
------

CURRENT ASSETS:
     Cash and equivalents                                                                             $  3,572             $  4,114
     Accounts receivable:
        Trade (less allowances of $2,770 and $2,536, respectively)                                      42,010               15,105
        Other                                                                                              286                  224
     Inventories                                                                                        26,634               20,496
     Prepaid expenses and other current assets                                                           1,512                1,424
     Deferred taxes                                                                                      1,186                1,186
                                                                                                      --------             --------
          Total current assets                                                                          75,200               45,549

PROPERTY, PLANT AND EQUIPMENT - net                                                                     18,202               19,675
INTANGIBLES - net                                                                                           --                   62
OTHER ASSETS                                                                                               751                1,049
                                                                                                      --------             --------
                                                                                                      $ 94,153             $ 63,335
                                                                                                      ========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Accounts payable - trade                                                                         $  9,312             $  3,302
     Line of credit                                                                                     24,000                 --
     Current portion of long-term debt and lease liability                                               1,788                1,696
     Taxes payable                                                                                       1,171                  529
     Accrued expenses                                                                                    4,428                3,791
                                                                                                      --------             --------
          Total current liabilities                                                                     40,699                9,318
                                                                                                      --------             --------

LONG-TERM DEBT                                                                                           9,633               10,987
                                                                                                      --------             --------
DEFERRED TAXES                                                                                             349                  349
                                                                                                      --------             --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock - par value $1.00 per share;
         1,000,000 shares authorized; none issued                                                           --                   --
    Common stock - par value $.001 per share;
         20,000,000 shares authorized; 8,329,000
         and 8,317,000 shares issued and outstanding
         as of November 3, 2001 and January 27, 2001                                                         8                    8
    Additional paid-in capital                                                                          32,221               32,196
    Retained earnings                                                                                   17,751               16,802
      Accumulated other comprehensive income                                                              (103)                  --
      Treasury stock, 2,133,000 and 2,095,000 shares,
          respectively                                                                                  (6,405)              (6,325)
                                                                                                      --------             --------
               Total stockholders' equity                                                               43,472               42,681
                                                                                                      --------             --------
                                                                                                      $ 94,153             $ 63,335
                                                                                                      ========             ========


   See accompanying notes to the consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                                  Three Months Ended                         Nine Months Ended
                                                            -------------------------------          -------------------------------
                                                            November 3,         October 28,          November 3,         October 28,
                                                               2001                2000                 2001                 2000
                                                            -----------         -----------          -----------         -----------

NET SALES                                                     $ 50,981            $ 41,165            $ 108,367            $ 91,897

COST OF GOODS SOLD                                              40,027              33,203               86,580              73,461
                                                              --------            --------            ---------            --------

     GROSS PROFIT ON SALES                                      10,954               7,962               21,787              18,436

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                        7,631               6,974               18,281              18,961
                                                              --------            --------            ---------            --------

     OPERATING INCOME/(LOSS)                                     3,323                 988                3,506                (525)

OTHER INCOME/(EXPENSE):
     Gold consignment fee                                         (428)               (347)              (1,088)               (815)
     Interest expense                                             (463)               (294)                (982)               (787)
     Interest income                                                 1                   5                   44                 115
     Other income                                                   15                  10                   49                  40
                                                              --------            --------            ---------            --------

     Total Other Expense                                          (875)               (626)              (1,977)             (1,447)
                                                              --------            --------            ---------            --------

INCOME/(LOSS) BEFORE INCOME TAXES                                2,448                 362                1,529              (1,972)

INCOME TAX PROVISION/(BENEFIT)                                     930                 137                  580                (750)
                                                              --------            --------            ---------            --------
     NET INCOME/(LOSS)                                        $  1,518            $    225            $     949            $ (1,222)
                                                              ========            ========            =========            ========

INCOME/(LOSS) PER SHARE - BASIC                                   $.25                $.04                 $.15               $(.19)
                                                                  ====                ====                 ====               =====

INCOME/(LOSS) PER SHARE - DILUTED                                 $.24                $.04                 $.15               $(.19)
                                                                  ====                ====                 ====               =====

WEIGHTED AVERAGE NUMBER
   OF SHARES - BASIC                                             6,192               6,338                6,206               6,338
                                                                 =====               =====                =====               =====

WEIGHTED AVERAGE NUMBER
   OF SHARES - DILUTED                                           6,232               6,338                6,214               6,338
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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                       Accumulated
                                                  Common Stock   Additional               Other        Treasury Stock
                                                  ------------    Paid-In    Retained  Comprehensive   --------------
                                                Shares   Dollars  Capital    Earnings     Income       Shares   Dollars     Total
                                                ------   -------  -------    --------     ------       ------   -------     -----
Balance -
  January 27, 2001                               8,317     $8     $32,196     $16,802       --         2,095   $(6,325)   $ 42,681

Purchase of treasury stock                          --     --          --          --       --            38       (80)        (80)

Change in fair value of
  cash flow Hedges                                  --     --          --          --     (103)           --        --        (103)

Issuance of stock                                   12     --          25          --       --            --        --          25

Net income                                          --     --          --         949       --            --        --         949
                                                 -----     --     -------     -------     ----         -----   -------    --------
Balance -
  November 3, 2001                               8,329     $8     $32,221      17,751     (103)        2,133    (6,405)   $ 43,472
                                                 =====     ==     =======     =======     ====         =====   =======    ========


   See accompanying notes to the consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                            Nine Months Ended
                                                                                                   ---------------------------------
                                                                                                   November 3,           October 28,
                                                                                                      2001                   2000
                                                                                                   -----------           ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss)                                                                                $    949               $ (1,222)
   Adjustments to reconcile net loss
     to net cash provided by operating activities:
       Depreciation and amortization                                                                   2,580                  2,644
       Provision for accounts receivable                                                                 234                    320
       Issuance of stock                                                                                  25                     25
   (Increase)/decrease in operating assets:
       Accounts receivable                                                                           (27,201)                (9,097)
       Inventories                                                                                    (6,138)                (5,054)
       Prepaid expenses and other current assets                                                         (88)                   240
       Other assets                                                                                      298                    120
   Increase/(decrease) in operating liabilities:
       Accounts payable                                                                                6,010                  2,701
       Accrued expenses                                                                                  534                   (267)
       Taxes payable                                                                                     642                 (1,866)
                                                                                                    --------               --------
             Net cash used in operating activities                                                   (22,155)               (11,456)
                                                                                                    --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment - net                                                    (1,045)                (2,349)
                                                                                                    --------               --------
             Net cash used in investing activities                                                    (1,045)                (2,349)
                                                                                                    --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt
     and capital lease liabilities                                                                    (1,262)                (1,252)
   Proceeds from line of credit                                                                       24,000                 12,800
   Purchase of treasury stock                                                                            (80)                  (176)
                                                                                                    --------               --------
             Net cash provided by/(used in) financing activities                                      22,658                (11,372)
                                                                                                    --------               --------

DECREASE IN CASH AND EQUIVALENTS                                                                        (542)                (2,433)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                                            4,114                  2,580
                                                                                                    --------               --------

CASH AND EQUIVALENTS AT END OF PERIOD                                                               $  3,572               $    147
                                                                                                    ========               ========

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:

Cash paid during the period for:

Interest and gold consignment fees                                                                  $  1,884               $  1,710
Taxes                                                                                               $     --               $  1,441

SUPPLEMENTAL DISCLOSURE OF
 NON-CASH INVESTING ACTIVITY:

Change in fair value of cash flow hedges                                                            $    103               $     --


   See accompanying notes to the consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR QUARTER ENDED NOVEMBER 3, 2001
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 27 2001 IS UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     The unaudited condensed consolidated financial statements as of November 3, 2001 and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the 2001 Annual Report to Stockholders of Michael Anthony Jewelers, Inc. (the "Company").

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR QUARTER ENDED NOVEMBER 3, 2001
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 27 2001 IS UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     ------------------------------------------


     Effect of Recently Issued Accounting Standards (Continued)
     ----------------------------------------------

     In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS No. 142), which supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal 2003. The Company is currently reviewing the statement and has not yet determined the impact adoption of SFAS No. 142 will have on its financial statements.


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

     The Company has recorded a $103,000 loss as a component of other comprehensive income related to the gold price hedge.

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

     The average selling price of gold in the current quarter was $276 per ounce compared to $283 per ounce for the quarter ended October 28, 2000.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                  FORM 10-Q FOR QUARTER ENDED NOVEMBER 3, 2001

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

            (INFORMATION SUBSEQUENT TO JANUARY 27, 2001 IS UNAUDITED)

3.   INVENTORIES

     Inventories consist of:
                                             November 3,         January 27,
                                                2001                2001
                                             ----------          -----------
                                             (Unaudited)
                                                      (In thousands)

               Finished goods                  $45,129              $32,837
               Work in process                  25,410               14,636
               Raw materials                     8,232                3,741
                                               -------             --------
                                                78,771               51,214
               Less:
               Consigned gold                   52,137               30,718
                                               -------              -------

                                               $26,634              $20,496
                                               =======              =======


     Inventories as of November 3, 2001 and January 27, 2001 excluded approximately 206,000 and 117,000 ounces of gold on consignment, respectively.


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

     As of November 3, 2001, the Company had purchased a total of 2,133,000 shares on the open market for an aggregate cost of approximately $6,405,000, of which 60,000 shares have been retired.

             ITEM 2 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 27, 2001 IS UNAUDITED)


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
------------------------------------------------
NOVEMBER 3, 2001 AND OCTOBER 28, 2000
-------------------------------------

Net sales for the three months ended November 3, 2001 were approximately $50,981,000, an increase of 23.8% from net sales of approximately $41,165,000 for the comparable period last year. The increase in sales was due to increased shipments to the Company's retail customers as well as an increase in earring shipments resulting from the Company's affiliation with the Almond Jewelry Group.

Gross profit margin increased to approximately 21.5% of net sales for the three months ended November 3, 2001 compared to approximately 19.3% for the comparable period last year, primarily due to a change in the product and customer mix.

Selling, general and administrative expenses for the three months ended November 3, 2001 were approximately $7,631,000, an increase of $657,000 or 9.4% from approximately $6,974,000 for the comparable period last year. The increase is primarily attributable to increases in product and packaging supplies.

Interest expense and gold consignment fees for the three months ended November 3, 2001 were approximately $891,000, an increase of $250,000 or 39.0% compared to approximately $641,000 for the comparable period last year. The increase was primarily due to higher consignment rates, higher consignment levels and the increased borrowings under the Company's Line of Credit.

The effective income tax rate was approximately 38.0% for the three months ended November 3, 2001 and October 28, 2000.

As a result of the above factors, the Company had net income for the three months ended November 3, 2001 of $1,518,000 compared to net income of $225,000 for the comparable period last year.

Diluted earnings per share for the three months ended November 3, 2001 was $.24 compared to $.04 for the comparable period last year on a 2.3% decrease in shares outstanding.

             ITEM 2 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 27, 2001 IS UNAUDITED)


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
-----------------------------------------------
NOVEMBER 3, 2001 AND OCTOBER 28, 2000
-------------------------------------

Net sales for the nine months ended November 3, 2001 were approximately $108,367,000, an increase of 17.9% from net sales of approximately $91,897,000 for the comparable period last year. The increase in sales was due to increased shipments to the Company's retail customers, an increase in earring shipments resulting from the Company's affiliation with the Almond Jewelry Group and a 40-week period this year compared to last year's 39 weeks.

Gross profit margin decreased to approximately 20.1% of net sales for the nine months ended November 3, 2001 compared to approximately 20.6% for the comparable period last year, primarily due to a change in the product and customer mix.

Selling, general and administrative expenses for the nine months ended November 3, 2001 were approximately $18,281,000, a decrease of $680,000 or 3.6% from approximately $18,961,000 for the comparable period last year. The decrease is primarily attributable to decreases in payroll and payroll related expenses and advertising expenses. These decreases were partially offset by increases in product and packaging supplies.

Interest expense and gold consignment fees for the nine months ended November 3, 2001 were approximately $2,070,000, an increase of $468,000 or 29.2% compared to approximately $1,602,000 for the comparable period last year. The increase was primarily due to higher consignment rates, higher consignment levels and the increased borrowings under the Company's Line of Credit.

The effective income tax rate was approximately 38.0% for the nine months ended November 3, 2001 and October 28, 2000.

As a result of the above factors, the Company had net income for the nine months ended November 3, 2001 of $949,000 compared to a net loss of $1,222,000 for the comparable period last year.

Diluted earnings per share for the nine months ended November 3, 2001 was $.15 compared to a loss of $.19 for the comparable period last year on a 2.1% decrease in shares outstanding.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR QUARTER ENDED NOVEMBER 3, 2001
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO JANUARY 27, 2001 IS UNAUDITED)


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

The Company believes that its financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to the Company. As of November 3, 2001, the Company held approximately 206,000 ounces of gold on consignment with a market value of approximately $52,137,000.

The consignment agreements contain certain restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and each of the agreements requires the Company to own a specific amount of gold at all times. At November 3, 2001, the Company was in compliance with the covenants in its consignment agreements and the Company's owned gold inventory was valued at approximately $5,585,000. Management believes that the supply of gold available through the Company's gold consignment arrangements, in conjunction with the Company's owned gold, is sufficient to meet the Company's requirements.

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

In October 2001, the Company received notice from an existing Gold Lender that it plans to exit the precious metals lending business. Management believes that it will replace the existing gold lender with a new gold lender or it will increase borrowings from its remaining gold lenders.

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

While the Company believes its supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may result in reduced demand for the Company's products. From January 27, 2001 until November 3, 2001, the closing price of gold according to the Second London Gold Fix ranged from a low of $256 per ounce to a high of nearly $294 per ounce. There can be no assurances that fluctuations in the precious metals and credit markets would not result in an interruption of the Company's gold supply or the credit arrangements necessary to allow the Company to support its accounts receivable and continue the use of consigned gold.

On January 27, 1999, the Company repaid its long-term debt with the insurance companies by obtaining a loan from a new lender in the amount of $10,444,000. As collateral for the loan, the Company granted the lender a lien on the Company's machinery and equipment. The loan has an eight-year term and will accrue interest at 6.85%. The loan does not contain any restrictive financial covenants. At November 3, 2001, $8,281,000 of principal remained outstanding under the loan.

On February 10, 1999, Michael Anthony obtained a loan in the amount of $937,500. As collateral for the loan, the Company granted the lender a first mortgage on one of its manufacturing facilities. The mortgage has a fifteen-year term and accrues interest at an annual rate of 7.05%. At November 3, 2001, $834,000 of principal remained outstanding under the loan.

In October 1995, the Company obtained a loan from a bank in the amount of $2,500,000. As collateral for the loan, the Company granted the bank a first mortgage on the Company's corporate headquarters. The mortgage has a ten-year term and interest on the mortgage accrues at 8% per annum. In addition, the mortgage contains certain restrictive financial covenants. At November 3, 2001, the Company was in compliance with the covenants and $1,820,000 of principal remained outstanding under the mortgage.

On September 16, 1999, the Company acquired two buildings which house two manufacturing facilities, located at 70 and 60 South MacQuesten Parkway, Mount Vernon, NY from MacQuesten Realty Company for a price of $2,450,000. The Company incurred $929,000 of long term debt, which has a four-year term and accrues interest at an annual rate of 7.50%, and paid the balance with cash from its operations. At November 3, 2001, $485,000 of principal remained outstanding under the loan.

             ITEM 2 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO JANUARY 27, 2001 IS UNAUDITED)


Liquidity and Capital Resources (Continued)
-------------------------------

The Company has a line of credit arrangement with a commercial bank which varies seasonally from $10,000,000 to $18,350,000 (the "Line of Credit"). The Line of Credit is secured by certain assets of the Company, including accounts receivable and inventory. At the Company's request, the bank has temporarily increased the line of credit to $24,000,000 until December 31, 2001. As of November 3, 2001 $24,000,000 was outstanding under the Line of Credit.

During the nine months ended November 3, 2001, cash used in operating activities was $22,155,000. The increase compared to last year is primarily due to an increase in inventory and accounts receivable. During the comparable period of the prior year, the Company used $11,456,000 of cash in operating activities, primarily due to the increased accounts receivable and inventory.

Cash of $1,045,000 was used in investing activities as compared to $2,349,000 used during the comparable nine-month period last year. The decrease is primarily due to decreases in the Company's purchase of machinery and equipment.

Cash of $22,658,000 was provided by financing activities during the nine-month period, compared to $11,372,000 used in the comparable period of the prior year. The increase was primarily due to the Company's borrowings on its line of credit.

For the balance of fiscal 2002, the Company projects capital expenditures of approximately $300,000.

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


Forward Looking Statements
--------------------------

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include the words "believe," "expect," "plans" or similar words and are based in part on the Company's reasonable expectations and are subject to a number of factors and risks, many of which are beyond the Company's control. Actual results could differ materially from those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" as a result of any of the following factors:

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


Effect of Recently Issued Accounting Standards (Continued)
----------------------------------------------

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS No. 142), which supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal 2003. The Company is currently reviewing the statement and has not yet determined the impact adoption of SFAS No. 142 will have on its financial statements.

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

                                             MICHAEL ANTHONY JEWELERS, INC.


Dated: November 29, 2001                     By: /s/ Allan Corn
                                             ------------------------------
                                             Allan Corn
                                             Senior Vice President and
                                             Chief Financial Officer