Form 10-K
period 2002-02-02
MICHAEL ANTHONY JEWELERS INC
filed 2002-04-24
CIK 799515

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2002
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                          COMMON STOCK PAR VALUE $.001
                             AMERICAN STOCK EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X  No
                                     ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. X
               ---

         As of April 5, 2002, there were 6,338,234 shares outstanding of Michael Anthony's common stock.

The aggregate market value of common stock held by nonaffiliates at April 5, 2002 was $10,731,921. For purposes of this calculation, affiliates includes Michael Anthony's executive officers and directors.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Part III Portions of registrant's Definitive Proxy Statement for Annual Meeting of Stockholders for Fiscal 2002 (to be filed within 120 days of end of fiscal year).

         PART I

ITEM 1. BUSINESS.

GENERAL

         Michael Anthony Jewelers, Inc. ("Michael Anthony") is a leading designer, marketer and manufacturer of affordable fine jewelry in the United States. We sell our jewelry directly to jewelry chain stores, discount stores, department stores, television home shopping networks, and wholesalers. Our jewelry is targeted towards the middle market, which generally retails between $20 and $200 and between $300 and $1,200 for watches. Our products include rope chain, bracelets, charms, pendants, earrings, rings and watches. Our products are sold in over 20,000 retail locations nationwide.

         Our home page on the Internet is www.michaelanthony.com. You can learn about Michael Anthony by visiting that site.

         Michael Anthony was organized as a Delaware corporation in 1986 and is the successor to Michael Anthony Jewelers, Inc., a New York corporation, organized in 1977.

FISCAL YEAR

         Fiscal years ended February 2, 2002, January 27, 2001, and January 29, 2000 were comprised of 53, 52 and 52 weeks, respectively.

         As used throughout this document, (a) fiscal 2002 refers to the fiscal year ended February 2, 2002 (b) fiscal 2001 refers to the fiscal year ended January 27, 2001, and (c) fiscal 2000 refers to the fiscal year ended January 29, 2000.

PRODUCT LINES

         Michael Anthony offers a broad selection of handcrafted gold and gemstone jewelry. Many of our products carry the "Ma" trademark, which has become widely recognized in the jewelry industry and with certain consumers. Michael Anthony manufactures an extensive selection of casted gold charms and pendants including religious symbols; popular sayings; sport themes and team logos; animal motifs; nautical, seashore, western, musical, zodiac and other thematic figures; initials; and abstract artistic creations. We manufacture gold rope, mesh and other chains and gold locks, and gold tubing and bangle blanks used in the production of bangle bracelets and earrings. We manufacture gold, stamped and tubed earrings, pendants and certain jewelry components. We also manufacture a line of men's and ladies' 14 karat gold watches under the "Michael Anthony" brand name. In addition, Michael Anthony designs, manufactures and distributes karat gold jewelry accented with colored gemstones and invisible set diamond rings. We have begun the outsourcing of certain gold products to enhance our product line.

         The table below sets forth the approximate percentage of (a) sales and
(b) kilograms shipped in fiscal years 2002, 2001 and 2000, respectively, attributable to each of Michael Anthony's product categories.

                                  ------------------------------------------------------------------------------
                                           Fiscal                     Fiscal                    Fiscal
                                            2002                       2001                      2000
                                  ------------------------------------------------------------------------------
                                                  % of                      % of                      % of
                                    % of       Kilograms       % of       Kilograms      % of       Kilograms
                                    Sales       Shipped        Sales       Shipped       Sales       Shipped
--------------------------------- ---------- --------------- ---------- -------------- ---------- --------------
Casted charms/rings                  30            26           30           25           34           29
--------------------------------- ---------- --------------- ---------- -------------- ---------- --------------
Chains                               43            51           43           53           42           50
--------------------------------- ---------- --------------- ---------- -------------- ---------- --------------
Stamped/tubed  earrings              14            12           10            8            9            7
--------------------------------- ---------- --------------- ---------- -------------- ---------- --------------
Watches and other items              13            11           17           14           15           14
--------------------------------- ---------- --------------- ---------- -------------- ---------- --------------


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

         We believe that our future success will depend, in part, on our ability to enhance existing product lines and develop new styles and products to meet an expanding range of customer requirements. As of April 5, 2002, our product development staff consisted of 21 full time employees. Product development expenses for molds and models for fiscal 2002 were approximately $794,310. We anticipate that we will continue to commit substantial resources to product development.

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

         The machinery on which we manufacture our rope chain products can operate 24 hours a day and requires minimal direct labor. This has enabled us to become one of the lowest cost producers of rope chain in the world.

         During fiscal 2002, Michael Anthony manufactured approximately 89% of its products from gold bullion and other raw materials and purchased approximately 11% of its product as semi-finished or finished goods. Michael Anthony does not believe the loss of any supplier would have a material adverse effect on its business. Alternative sources of supply for the goods purchased by Michael Anthony are readily available.

         During fiscal 2002, Michael Anthony completed construction of a new 40,000 square feet manufacturing and assembly facility located in the Dominican Republic. The facility is used for manufacturing, finishing, assembly of castings, earrings and bangle bracelets.

OPEN ORDERS

         Orders from our retail customers typically have shipment dates that range from 24 hours to 60 days. As of April 5, 2002, the aggregate dollar value of open orders was approximately $10,851,000. We expect that substantially all of the current orders will be shipped in the next 90 days. We do not believe that open orders are indicative of our future results of operations, as open orders as of any given date are not necessarily indicative of sales trends.

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

         Our jewelry is sold primarily to jewelry chain stores, discount stores, department stores, television home shopping networks, and wholesalers. We assist our customers in allocating their purchasing budget among the items in the various product lines. We advise them of items having higher consumer demand as determined by Michael Anthony's computerized market analysis. Prices vary on the basis of service required by customers. We ship our products in bulk to wholesale distributors. For certain retail jewelry chains, such as Sterling, Inc. (a division of Signet Group PLC and the owner of Kay Jewelers and J.B. Robinson Jewelers), Wal*Mart, J.C. Penney, Zales and Kmart, we prepackage and price tag most items. We then ship an order of many different items to distribution centers and stores in the chain. We provide additional services to certain customers to meet their specific marketing needs, such as tagging, boxing and point-of-sale displays.

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

         During fiscal 2002, sales to the five largest of Michael Anthony's customers totaled approximately 60% of total net sales. Our two largest customers were Wal-Mart and Home Shopping Network, accounting for 17.4% and 14.3%, respectively, of net sales. Except for certain retail customers, Michael Anthony generally has no long-term contractual commitments with any of our customers. None of Michael Anthony's customers are prohibited from purchasing products from our competitors.

         We reduce gross sales by the amount of returns and discounts to determine net sales each month. Each month we establish a reserve for returns based on our historical experience, the amount of gross sales and the customer base. The total of actual returns and the provision for the returns reserve amounted to approximately 11.5%, 12.2% and 11.1% of gross sales in each of fiscal 2002, fiscal 2001 and fiscal 2000, respectively. For further information regarding the reserve for returns, see Note 1 - Notes to Consolidated Financial Statements.

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

         We do not believe that our products or processes infringe on the proprietary rights of any third parties. There can be no assurance that third parties will not claim infringement with respect to existing or future products or processes. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require Michael Anthony to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to Michael Anthony or at all, which could have a material adverse effect on Michael Anthony's business, operating results and financial condition.

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

         The principal competitive factors in the industry are price, quality, design and customer service. Our specialized customer service programs are important competitive factors in sales to nontraditional jewelry retailers, including television shopping networks. The recent trend towards consolidation at the retail level in the jewelry industry and low labor costs outside of the United States may increase the level of competition facing Michael Anthony. There can be no assurance that Michael Anthony will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not have a material adverse effect on our business, operating results and financial condition.

SEASONAL NATURE OF BUSINESS

         Our business is seasonal in nature. Presented below are our net sales for each quarter of fiscal 2002, fiscal 2001 and fiscal 2000:

                                                                             NET                     % OF
                                                                            SALES                  NET SALES
                                                                            -----                  ---------
                                                                      ($ IN THOUSANDS)
                                                                      ----------------

Fiscal 2002 Ended February 2, 2002
     First Quarter                                                           $29,176                     21%
     Second Quarter                                                          $28,210                     20%
     Third Quarter                                                           $50,981                     36%
     Fourth Quarter                                                          $33,551                     23%

Fiscal 2001 Ended January 27, 2001
     First Quarter                                                           $25,700                     21%
     Second Quarter                                                          $24,821                     20%
     Third Quarter                                                           $41,045                     33%
     Fourth Quarter                                                          $33,152                     26%
Fiscal 2000 Ended January 29, 2000
     First Quarter                                                           $28,982                     20%
     Second Quarter                                                          $25,331                     17%
     Third Quarter                                                           $49,935                     35%
     Fourth Quarter                                                          $40,689                     28%

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

GOLD SUPPLY AND RELATED FINANCING ARRANGEMENTS

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

EMPLOYEES

         As of February 2, 2002, we employed 742 persons, 368 of which were directly engaged in manufacturing and distribution operations, 164 of which were engaged in administration and sales and 210 of which were employed at our assembly facility in the Dominican Republic. None of our employees are represented by a union and we have not experienced any labor-related work stoppage. We place a heavy emphasis on employee relations through educational and training programs and employee teams. We consider our relations with our employees to be good. We believe there is an adequate pool of labor available to satisfy our foreseeable hiring needs for our sales, manufacturing and distribution operations.

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

AGREEMENTS

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

         On December 22, 2000, Michael Anthony entered into a distribution agreement with the Almond Jewelry Group. Under the arrangement, Michael Anthony has acquired the exclusive rights to market and distribute gold jewelry products manufactured by Almond to retailers in the United States. Almond will no longer directly market its gold jewelry products to retailers in the United States. Michael Anthony has also entered into a supply agreement with Almond, which will assure its customer base the continuity of a supply of high quality and innovative merchandise. In connection with the distribution agreement, Almond was issued warrants to purchase 300,000 shares of common stock at a price of $1.62 per share.

         As a result of this agreement, we have increased our market share with an existing customer and added new customers. We plan to pursue our long term growth strategy, that may include the acquisition of one or more additional companies that manufacture and distribute jewelry products.

ITEM 2. PROPERTIES.

         Our manufacturing and distribution facilities are all owned and they are located in three adjacent buildings in Mount Vernon, New York having a total of approximately 74,000 square feet.

         On September 16, 1999, Michael Anthony acquired the buildings which house two manufacturing facilities, located at 70 and 60 South MacQuesten Parkway, Mount Vernon, NY from MacQuesten Realty Company for a price of $2,450,000. Michael Anthony incurred $929,000 of long term debt, which has a four-year term and accrues interest at an annual rate of 7.50%, and paid the balance with cash. At February 2, 2002, $427,000 of principal remained outstanding under the loan.

         On February 10, 1999, the Company obtained a loan in the amount of $937,500. As collateral for the loan, the Company granted the lender a first mortgage on one of its manufacturing facilities. The mortgage has a fifteen-year term and accrues interest at an annual rate of 7.05%. At February 2, 2002, $823,000 of principal remained outstanding under the loan.

         We also own the building housing our sales and administrative offices located at 115 South MacQuesten Parkway, in Mount Vernon, New York, and an adjacent parking area. The headquarters building has approximately 71,000 square feet. The mortgage has a ten-year term and accrues interest at an annual rate of 8.0%. There is a balloon payment of $1,149,000 due on October 20, 2002. At February 2, 2002, $1,785,000 of principal remained outstanding under the loan.

         See Item 7. "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" and Item 13. "Certain Relationships And Related Transactions."

         Our offices and facilities are protected by state-of-the-art security systems, procedures and a security staff. The Company believes our current manufacturing, distribution and administrative facilities are adequate for our current needs.

         During fiscal 2000, Michael Anthony began leasing a 7,500 square foot assembly facility in the Dominican Republic. The facility was used for finishing and assembly of earrings and bangle bracelets. The lease was terminated in June 2001.

         During fiscal 2002, Michael Anthony, through MADOR S.A., completed the construction of a 40,000 square feet assembly and manufacturing facility located in the Dominican Republic. The facility was operational in May 2001 at a cost of approximately $2,000,000 for land, building, machinery and equipment with cash.

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

         PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is traded on the American Stock Exchange under the symbol MAJ. Our common stock began its listing on AMEX on October 25, 1991. Prior to its listing on AMEX, our common stock was traded in NASDAQ National Market System. The following table sets forth the high and low sale prices per share on AMEX for the fiscal years 2002 and 2001.

                                           HIGH                  LOW
                                           ----                  ---

FISCAL YEAR ENDED FEBRUARY 2, 2002
----------------------------------

First Quarter                                1 1/2                  2
Second Quarter                             1 11/16             2 13/16
Third Quarter                                2 1/8               2 3/4
Fourth Quarter                             2 13/16             2 15/16

FISCAL YEAR ENDED JANUARY 27, 2001
----------------------------------
First Quarter                                3 1/8              2 9/16
Second Quarter                                   3               2 1/8
Third Quarter                                2 1/2               1 3/4
Fourth Quarter                                   2              1 7/16

         As of April 5, 2002, there were 1,094 holders of record of Michael Anthony's common stock.

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

         As of April 5, 2002, Michael Anthony had purchased a total of 2,143,000 shares on the open market for an aggregate of approximately $6,429,000, at an average price of $3.00.

ITEM 6. SELECTED FINANCIAL DATA.

         The following selected financial data of Michael Anthony should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K.

                                       Feb. 2,     Jan. 27,     Jan. 29,      Jan. 30,    Jan. 31,
                                        2002         2001         2000          1999       1998
                                     ---------    ---------    ---------    ---------    ---------
                                               (In thousands, except per share amounts)
Statement of Operations
-----------------------
Net sales                            $ 141,918    $ 124,718    $ 144,937    $ 137,567    $ 129,949
Cost of goods sold                     113,263       99,983      110,096      105,870      107,182
                                     ---------    ---------    ---------    ---------    ---------
  Gross profit                          28,655       24,735       34,841       31,697       22,767
Selling, general and
  administrative expenses               24,435       24,940       28,257       25,942       25,155
                                     ---------    ---------    ---------    ---------    ---------

Operating income/(loss)                  4,220         (205)       6,584        5,755       (2,388)
Other(expense)/income:
 Interest expense/
 Gold consignment fee                   (2,806)      (2,261)      (2,699)      (2,290)      (2,827)
 Other income/(expense), net               119          140          342          326        1,002
                                     ---------    ---------    ---------    ---------    ---------
Income/(loss) before extraordinary
  item and income taxes                  1,533       (2,326)       4,227        3,791       (4,213)
Income tax provision/(benefit)             582         (886)       1,607        1,441       (1,601)
                                     ---------    ---------    ---------    ---------    ---------
Income/(loss) before
  extraordinary item                       951       (1,440)       2,620        2,350       (2,612)
                                     ---------    ---------    ---------    ---------    ---------
Extraordinary item (net of income
  taxes of $130,000)                         -            -            -          212            -
                                     ---------    ---------    ---------    ---------    ---------

Net income/(loss)                    $     951    $  (1,440)   $   2,620    $   2,138    $  (2,612)
                                     =========    =========    =========    =========    =========
Earnings/(loss) per share before
extraordinary item - basic           $     .15    $   (0.23)   $    0.40    $    0.30    $   (0.34)
                                     =========    =========    =========    =========    =========

Earnings/(loss) per share before
 extraordinary item - diluted        $     .15    $   (0.23)   $    0.39    $    0.30    $   (0.34)
                                     =========    =========    =========    =========    =========

Extraordinary item                   $       -    $       -    $       -    $    (.03)   $       -
                                     =========    =========    =========    =========    =========
Weighted average number
 of shares - basic                       6,203        6,319        6,592        7,111        7,746
Weighted average number
 of shares - diluted                     6,314        6,319        6,702        7,111        7,746
Balance Sheet Data:
-------------------
Working capital                      $  34,724    $  33,231    $  35,960    $  39,171    $  37,260
Total assets(1)                         65,360       63,335       67,914       65,037       65,644
Long-term debt and  capital
  lease liability                        9,166       10,987       12,684       12,509       12,736
Stockholders' equity                    43,492       42,681       44,044       43,298       43,389


(1) The fiscal years ended February 2, 2002, January 27, 2001, January 29, 2000, January 30, 1999, and January 31, 1998 do not include consigned inventory, which had approximate value of $40,635,000, $30,718,000, $38,076,000, $35,096,000, and $33,208,000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

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

Allowance for Sales Returns
---------------------------

         The Company reduces gross sales by the amount of discounts and returns to determine net sales. Each month the Company estimates a reserve for returns based on historical experience and the amount of gross sales. The reserve is adjusted periodically to reflect the Company's actual return experience. Adjustments to the Company's reserve have not been material.

Derivative Financial Instruments
--------------------------------

         On January 28, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("FAS 133") "Accounting for Derivative Instruments and Hedging Activities", as amended, and interpreted, which requires that all derivative instruments be recorded on the balance sheet at their fair value. SFAS 133 requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. The impact of adopting FAS 133 on the Company's Consolidated Statement of Operations and Consolidated Balance Sheet was not material.

         The Company uses financial instruments, including commodity futures, forwards and options on futures, to limit its exposure to fluctuations in the price of gold. The Company does not enter such contracts for speculative purposes.

         For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure of variability in expected future cash flows that would be attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of Accumulated comprehensive loss (a component of stockholders' equity) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument, if any (i.e., the ineffective portion and any portion of the derivative instrument excluded from the assessment of effectiveness) is recognized in earnings in the current period.

Results of Operations

                  The following table sets forth, as a percentage of net sales, certain items appearing in our Statements of Operations for the indicated fiscal years.

                                                                        YEAR ENDED
                                             ---------------------------------------------------------------------
                                             FEBRUARY 2,      JANUARY 27,         JANUARY 29,         JANUARY 30,
                                                2002             2001               2000                 1999
                                                ----             ----               ----                 ----

Net sales                                       100.0%          100.0%              100.0%             100.0%
Cost of sales                                    79.8            80.2                76.0               77.0
Selling, general and
  administrative expenses                        17.2            20.0                19.5               18.8
Interest and gold consignment
  fee expense                                     2.0             1.8                 1.9                1.7
Other income                                      (.1)            (.1)                (.2)               (.2)
Income tax provision/(benefit)                     .4             (.7)                1.1                1.0
Extraordinary item                                  -               -                   -                 .1
Net income/(loss)                                  .7            (1.2)                1.8                1.6

FISCAL 2002 VS. FISCAL 2001

                  Net sales for fiscal 2002 were approximately $141,918,000, an increase of 13.8% from net sales of approximately $124,718,000 for the comparable period in fiscal 2001. The increase in sales was primarily due to increased shipments to the retail segment of our customer base, primarily from the introduction of new products.

         Gross profit on sales for fiscal 2002 were approximately $28,655,000, an increase of $3,920,000 from approximately $24,735,000 for the comparable period in fiscal 2001. As a percentage of net sales, gross profit increased to 20.2% in fiscal 2002 compared to 19.8% in fiscal 2001. The increase in gross margin was attributable to a change in the customer and product mix and a reduction of costs primarily from the Company's manufacturing facility located in the Dominican Republic.

         Selling, general and administrative expenses for fiscal 2002 were approximately $24,435,000, a decrease of $505,000 or 2.0% from approximately $24,940,000 for the comparable period in fiscal 2001. The decrease is primarily attributable to decreases in (a) advertising expenses, (b) payroll and payroll related expenses, and (c) product and packaging supplies.

         Interest expense and gold consignment fees for fiscal 2002, were approximately $2,806,000, an increase of $545,000 or 24.1% compared to approximately $2,261,000 for the comparable period in fiscal 2001. The increase was primarily due to the Company's higher average level of consigned inventory, higher consignment rates and increased borrowings under the Company's line of credit.

         For the year ended February 2, 2002, an income tax provision of $582,000 was recorded compared to an income tax benefit of $886,000 for the prior year. The effective tax rates for fiscal 2002 and fiscal 2001 were 38%.

         As a result of the above factors our net income for fiscal 2002 was approximately $951,000 compared to a net loss of $(1,440,000) for fiscal 2001.

FISCAL 2001 VS. FISCAL 2000
---------------------------

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

LIQUIDITY AND CAPITAL RESOURCES

         We rely on a gold consignment program, short-term borrowings and internally generated funds to finance our inventories and accounts receivable. We fill most of our gold supply needs through gold consignment arrangements with gold lenders. Under the terms of those arrangements, we are entitled to lease the lesser of (a) an aggregate of 240,000 ounces of fine gold or (b) consigned gold with an aggregate value equal to $79,000,000. The consigned gold is secured by certain property of Michael Anthony, including inventory and machinery and equipment. Michael Anthony pays the gold lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix. We believe that our financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to Michael Anthony. As of February 2, 2002, Michael Anthony held approximately 143,100 ounces of gold on consignment with a market value of $40,635,000.

         In December 2001, Michael Anthony was notified by one of its gold lenders that it planned to discontinue its involvement in gold trading and jewelry financing. In January 2002, the Company received approval from a new gold lender, and in February 2002, began a relationship with this new lender.

         The consignment agreements contain restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and each of the agreements requires Michael Anthony to own a specific amount of gold at all times. At February 2, 2002, Michael Anthony's owned gold inventory was valued at approximately $6,280,000. We believe that the supply of gold available through our gold consignment arrangements, together with the gold we own, is sufficient to meet our requirements.

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

         Consigned gold is not included in our inventory, and there is no related liability recorded. As a result of these consignment arrangements, Michael Anthony is able to shift a substantial portion of the risk of market fluctuations in the price of gold to the gold lenders, since Michael Anthony does not purchase gold from the gold lenders until receipt of a purchase order from, or shipment of jewelry to, our customers. Michael Anthony then either locks in the selling price of the jewelry to our customers at the same time as the required purchase of gold from the gold lenders or hedges against changes in the price of gold by entering into forward contracts or purchasing futures or options on futures that are listed on the COMEX. At February 2, 2002 there were 17,000 ounces on forward contracts and no options on futures outstanding.

         While we believe our supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may impact the demand for our products. From February 1999 until February 2, 2002, the closing price of gold according to the Second London Gold Fix ranged from a low of $252.80 per ounce to a high of nearly $325.50 per ounce. Fluctuations in the precious metals markets and credit may result in an interruption of our gold supply or the credit arrangements necessary to allow us to support our accounts receivable and continue the use of consigned gold.

         In January 1999, Michael Anthony entered into a Loan and Security Agreement with General Electric Capital Business Asset Funding Corporation in the principal amount of $10,444,444. This loan is secured by our machinery and equipment. The loan agreement contains a cross collateral/cross default clause in connection with Michael Anthony's line of credit agreement. The loan agreement does not contain any restrictive financial covenants. The loan bears interest at 6.85% per annum and payments of interest only are due for the first year of the loan. The loan matures in January 2007. As of February 2, 2002, $7,951,000 of principal remained outstanding under the notes.

         On October 6, 1995, Michael Anthony obtained a loan from a bank in the amount of $2,500,000. As collateral for the loan, we granted the bank a first mortgage on our corporate headquarters. The mortgage has a ten-year term and interest on the mortgage will accrue at 8% per annum. There is a balloon on payent of $1,149,000 due on October 10, 2005. In addition, the mortgage contains restrictive financial covenants. As of February 2, 2002, $1,785,000 of principal remained outstanding under the mortgage.

         At February 2, 2002, the Company had a line of credit arrangement with a commercial bank which varies seasonally from $10,000,000 to $18,350,000. On October 20, 2001, the Bank temporarily increased the Company's line of credit to $24,000,000. This temporary increase was repaid on December 21, 2001. The line of credit is secured by certain assets of the Company, including accounts receivable and inventory. Borrowings under the facility bear interest, at the Company's option, at (a) the bank's prime rate, (b) the fixed rate loan (as defined in the agreement) or (c) the adjusted Eurodollar rate plus 2.5%. The line of credit expires on July 31, 2002 subject to annual renewal. Management believes that the line of credit will be renewed; however, if the current lender decides not to renew the line, we believe that other lenders would be willing to enter into a similar arrangement. As of February 2, 2002, $3,300,000 was outstanding under the line of credit. The amount was repaid in full on February 13, 2002.

         On February 10, 1999, Michael Anthony obtained a loan in the amount of $937,500. As collateral for the loan, we granted the lender a first mortgage on one of our manufacturing facilities. The mortgage has a fifteen-year term and accrues interest at an annual rate of 7.05%. At February 2, 2002, approximately $823,000 of principal remained outstanding under the loan.

         On September 16, 1999, Michael Anthony acquired two buildings which house two manufacturing facilities, located at 70 and 60 South MacQuesten Parkway, Mount Vernon, NY from MacQuesten Realty Company for a price of $2,450,000. Michael Anthony incurred $929,000 of long-term debt, which has a four-year term and accrues interest at an annual rate of 7.50%, and paid the balance with cash from its operations. At February 2, 2002, approximately $427,000 of principal remained outstanding under the loan.

         During fiscal 2002, cash used from operating activities was $2,127,000. This was primarily the result of an increase in inventory and accounts receivable, offset by depreciation and amortization, and the provision for sales returns. The increase in inventory at year end was primarily due to the increase in projected sales for the months of February and March 2002.

         Cash of $1,357,000 was utilized for investing purposes during fiscal 2002, primarily for the purchase of machinery and equipment.

         During fiscal 2002, cash provided by financing activities totaled $1,499,000. This was primarily attributed to the net proceeds from the line of credit which were offset by payments of long-term debt.

         For fiscal 2003, Michael Anthony projects capital expenditures of approximately $1,000,000, which includes machinery and equipment expenses and certain improvements on its leased and owned properties. See Item 2. "Properties" and Item 13. "Certain Relationships And Related Transactions."

         We believe that our existing lines of credit provide sufficient funding for our operations. In the event that we require additional financing during fiscal 2003, it will be necessary to fund this requirement through expanded credit facilities with existing or other lenders. We believe that additional financing can be arranged.

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

         In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS No. 142), which supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal 2003. As of February 2, 2002, the Company had no goodwill or intangible assets with indefinite lives. Therefore, this standard has no impact on the financial statements.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount of fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The Company does not expect the adoption of SFAS No. 144 to have a material effect on its financial condition or results of operations.

         In November 2001, the FASB Emerging Issues Task Force released Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The scope of Issue 01-9 includes vendor consideration to any purchasers of the vendor's products at any point along the distribution chain, regardless of whether the purchaser receiving the consideration is a direct customer of the vendor. Issue 01-9 is to be applied to annual or interim periods beginning after December 15, 2001. Our adoption, effective February 3, 2002 will not change the Company's presentation of cooperative advertising expenses.

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



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 14 and pages F-1 through F-26, S-1 and S-2.

         PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information contained under the headings "Election of Directors" and "Compliance with Section 16 of the Exchange Act" of Michael Anthony's Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

         The information contained under the heading "Executive Compensation" of Michael Anthony's Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained under the heading "Beneficial Ownership of Common Stock" of Michael Anthony's Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated by reference herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained under the heading "Certain Transactions" of Michael Anthony's Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference. See also Item 2. "Properties."

         PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K.

         (a)      The following documents are filed as a part of this Report:

                                                                                                 PAGE
                                                                                                 ----
  (1)      Financial Statements:
           Report of Independent Certified Public Accountants'                                     F-1
           Consolidated Balance Sheets                                                             F-2
           Consolidated Statements of Operations                                                   F-3
           Consolidated Statements of Changes in Stockholders'
              Equity                                                                               F-4
           Consolidated Statements of Cash Flows                                                   F-5
           Notes to Consolidated Financial Statements                                              F-7

  (2)      Financial Statement Schedule:
           Report of Independent Certified Public Accountants'                                     S-1
           Schedule II-Valuation and Qualifying Accounts                                           S-2

         All other schedules are omitted as the required information is inapplicable or is presented in the consolidated financial statements or related notes.

         The financial statement schedule should be read in conjunction with the financial statements in the 2002 Annual Report to Stockholders.

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

3.1.1           Certificate of Merger of Michael Anthony Jewelers,   Incorporated by reference to Exhibit 3.1.1 of the
                Inc. (New York) and Michael Anthony Jewelers, Inc.   Company's Annual Report on Form 10-K for the
                (Delaware)                                           fiscal year ended June 30, 1993 (the "1993 Form
                                                                     10-K")

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

4.2             Common Stock Purchase Warrant issued to Almond       Filed as Exhibit 4.2 to this Form 10-K.
                International Inc.

10.1            Consignment Agreement dated as of August 20, 1993    Filed as Exhibit 10.40 to the 1993 Form 10-K; and
                between the Registrant and Registrant's Gold         Exhibit 10.45 to the 2000 Form 10-K
                Lenders, as amended

10.2            Security Agreement dated as of August 20, 1993       Filed as Exhibit 10.39 to the 1993 Form 10-K;
                among the Registrant and Registrant's Gold           Exhibit 10.5 to the October 1995 Form 10-Q;
                Lenders, as amended                                  Exhibit 10.6 to the October 1995 Form 10-Q and as
                                                                     Exhibit 10.44 to the 2000 10-K.

10.3            Amended and Restated Consignment Agreement dated     Filed as Exhibit 10.44 to the 1993 Form 10-K
                as of August 20, 1993 between the Registrant and
                ABN AMRO Bank N.V., New York Branch

10.4            First Amendment to 1993 Long-Term Incentive Plan     Filed as Exhibit 10.48 to the 1993 Form 10-K
                of the Registrant dated as of September 21, 1993

10.5            Consignment Agreement dated as of January 31, 1994     Filed as Exhibit 10.46 to the 1994 Form 10-K
                (effective as of May 16, 1994) between the
                Registrant and Credit Suisse, New York Branch

10.6            Loan Agreement dated October 6, 1995 between First   Filed as Exhibit 10.1 to the October 1995 Form
                Fidelity Bank, National Association ("First          10-Q
                Fidelity") and Registrant

10.7            Mortgage Note in principal amount of $2,500,000      Filed as Exhibit 10.2 to the October 1995 Form
                dated October 6, 1995 issued by Registrant in        10-Q
                favor of First Fidelity

   Exhibit
      No.                           Description                                           Page No.
      ---                           -----------                                           --------

10.8            Mortgage and Security Agreement dated October        Filed as Exhibit 10.3 to the October 1995 Form
                6,1995 by Registrant for the benefit of First        10-Q
                Fidelity
10.9            Fifth Amendment to Assignment of Trademarks and      Filed as Exhibit 10.7 to the October 1995 Form
                Service Marks dated October 20, 1995 among           10-Q
                Registrant and Registrant's gold lenders

10.10           Deferred Compensation Plan dated as of March 4,      Filed as Exhibit 10.59 to the 1996 Form 10-K
                1996

10.11           Amendment to the 1993 Long Term Incentive Plan       Filed as Exhibit 10.1 to the Company's October
                                                                     1996 Form 10-Q.

10.12           Amendment to the Non-Employees Directors' Plan       Filed as Exhibit 10.2 to the Company's October
                                                                     1996 Form 10-Q

10.13           1993 Long-term Incentive Plan of the Registrant      Filed as Exhibit 10.54 to the 1998 Form 10-K

10.14           1993 Non-Employee Directors' Stock Option Plan of    Filed as Exhibit 10.55 to the 1998 Form 10-K
                the Registrant
10.15           Loan and Security Agreement, dated January 29,       Filed as Exhibit 10.33 to the 1999 Form 10-K;
                1999, by and between the Registrant and General      Exhibit 10.34 to the 1999 Form 10-K
                Electric Capital Business Asset Funding
                Corporation, as amended

10.16           Term Promissory Note, dated January 29, 1999, of     Filed as Exhibit 10.35 to the 1999 Form 10-K
                the Registrant in favor of General Electric
                Capital Business Asset Funding Corporation

10.17           Mortgage, Security Agreement and Assignment of       Filed as Exhibit 10.37 to the 1999 Form 10-K
                Leases and Rents dated February 10, 1999, by and
                between Registrant and General Electric Capital
                Business Asset Funding Corporation


10.18           Promissory Note dated February 10, 1999 by and       Filed as Exhibit 10.38 to the 1999 Form 10-K
                between the Registrant and General Electric
                Capital Business Asset Funding Corporation

10.19           Consignment Agreement dated as of November 29,1999   Filed as Exhibit 10.40 to the 2000 Form 10-K
                between Registrant and Mitsui & Co. (U.S.A.), Inc.

10.20           Amended and Restated Intercreditor Agreement         Filed as Exhibit 10.41 to the 2000 Form 10-K; as
                dated, January 28, 1999 among Registrant and         Exhibit 10.42 to the 2000 Form 10-K
                Registrant's gold lenders, as amended

10.21           Second Amendment and Agreement to Amended and        Filed as Exhibit 10.43 to the 2000 Form 10-K
                Restated Collateral Sharing  Agreement, dated
                March 1,2000, among Registrant and Registrant's
                gold lenders

10.22           1999 Employee Change of Control Plan of the          Filed as Exhibit 10.46 to the 2000 Form 10-K
                Registrant

10.23           1999 Non-Employee Director Change of Control Plan    Filed as Exhibit 10.47 to the 2000 Form 10-K
                of the Registrant
10.24           Assumption Agreement dated September16, 1999 among   Filed as Exhibit 10.50 to the 2000 Form 10-K
                Registrant, MacQuesten Realty Company, and First
                Union National Bank, successor in interest to
                First Fidelity

10.25           Promissory Note dated August 16, 2000 issued by      Filed as Exhibit 10.37 to the 2001 Form 10-K
                Registrant to the Chase Manhattan Bank

10.26           Consignment Agreement dated January 22, 2001         Filed as Exhibit 10.26 to this Form 10-K
                between the Company and Commerzbank International
                S.A.

10.27           Fourth Amendment to the Restated Intercreditor       Filed as Exhibit 10.27 to this Form 10-K
                Agreement dated January 31, 2002 among Registrant,
                Registrant's Gold Lenders, JPMorgan Chase Bank and
                General Electric Capital Business Asset Funding
                Corporation


10.28         Fifth Amendment and Agreement to Amended and           Filed as Exhibit 10.28 to this Form 10-K
              Restated Collateral Sharing Agreement dated January
              31, 2002 among Registrant and Registrant's Gold
              Lenders

10.29         Ninth Amendment to Amended and Restated Security       Filed as Exhibit 10.29 to this Form 10-K
              Agreement dated January 31, 2002 among Registrant
              and Registrant's Gold Lenders

10.30         Fourth Amendment to Security Agreement (Trademarks     Filed as an Exhibit to this Form 10-K
              and Service Marks) dated January 31, 2002 among
              Registrant and Registrant's Gold Lenders

10.31         Twelfth Amendment and Agreement to Consignment         Filed as Exhibit 10.31 to this Form 10-K
              Agreement dated January 31, 2002 between the Company
              and Fleet Precious Metals, Inc.

10.32         Consignment Agreement dated January 31, 2002 between   Filed as Exhibit 10.32 to this Form 10-K
              the Company and Sovereign Precious Metals, LLC

10.33         Employment Agreement between the Company and Claudia   Filed as Exhibit 10.33 to this Form 10-K
              Hollingsworth dated February 2, 2002

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

Date:  April 22, 2002          MICHAEL ANTHONY JEWELERS, INC.

                               By: /s/ Michael Paolercio
                                   --------------------------------------------
                                      Michael W. Paolercio, Co-Chairman of the
                                      Board and Chief Executive Officer

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

    SIGNATURE                                               TITLE                                    DATE
    ---------                                               -----                                    ----

/s/ Michael Paolercio                          Co-Chairman of the Board                       April 22, 2002
-----------------------------------           and Chief Executive Officer
(Michael W. Paolercio)                       (Principal Executive Officer)

/s/ Anthony Paolercio                          Co-Chairman of the Board                       April 22, 2002
-----------------------------------            and Chief Operating Officer
(Anthony Paolercio, Jr.)

/s/ Claudia Hollingsworth                      President and Director                         April 22, 2002
-----------------------------------
(Claudia Hollingsworth)

/s/ Allan Corn                                 Chief Financial Officer,                       April 22, 2002
-----------------------------------
(Allan Corn)                                   Senior Vice President
                                               and Director (Principal
                                               Accounting Officer)

/s/ Michael A. Paolercio                       Senior Vice President,                         April 22, 2002
-----------------------------------            Treasurer and Director
(Michael Anthony Paolercio)

/s/ Michael Wager                              Director                                       April 22, 2002
-----------------------------------
(Michael Wager)

/s/ David Harris                               Director                                       April 22, 2002
-----------------------------------
(David Harris)

/s/ Nathan Light                               Director                                       April 22, 2002
-----------------------------------
(Nathan Light)

/s/ Barry Scheckner                            Director                                       April 22, 2002
-----------------------------------
(Barry Scheckner)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders of
Michael Anthony Jewelers, Inc.
Mount Vernon, New York

We have audited the accompanying consolidated balance sheets of Michael Anthony Jewelers, Inc. and subsidiaries as of February 2, 2002 and January 27, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 2, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Michael Anthony Jewelers, Inc. and subsidiaries at February 2, 2002, and January 27, 2001 and the result of their operations and their cash flows for each of the three years in the period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States.



BDO Seidman, LLP
New York, New York
March 28, 2002

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS                                                                 February 2,    January 27,
------
                                                                          2002           2001
                                                                        --------       --------
CURRENT ASSETS:
     Cash and equivalents                                               $  2,129       $  4,114
     Accounts receivable:
        Trade (less allowances of $4,255 and $2,536, respectively)        17,067         15,105
        Other                                                                153            224
     Inventories                                                          25,826         20,496
     Prepaid expenses and other current assets                             1,544          1,424
     Deferred taxes                                                          672          1,186
                                                                        --------       --------

          Total current assets                                            47,391         42,549

PROPERTY, PLANT AND EQUIPMENT - net                                       17,605         19,675
INTANGIBLES - net                                                              -             62
OTHER ASSETS                                                                 364          1,049
                                                                        --------       --------
                                                                        $ 65,360       $ 63,335
                                                                        ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Accounts payable - trade                                           $  2,321       $  3,302
     Line of credit                                                        3,300              -
     Current portion of long-term debt                                     1,820          1,696
     Taxes payable                                                         1,274            529
     Accrued expenses                                                      3,952          3,791
                                                                        --------       --------

          Total current liabilities                                       12,667          9,318
                                                                        --------       --------

LONG-TERM DEBT                                                             9,166         10,987
                                                                        --------       --------
DEFERRED TAXES                                                                35            349
                                                                        --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock - par value $1.00 per share;
         1,000,000 shares authorized; none issued                              -              -
     Common stock - par value $.001 per share;
         20,000,000 shares authorized; 8,329,000 and
         8,317,000 shares issued and outstanding  as of
         February 2, 2002, and January 27, 2001, respectively                  8              8
     Additional paid-in capital                                           32,221         32,196
     Retained earnings                                                    17,753         16,802
     Accumulated comprehensive loss                                          (61)             -
     Treasury stock, 2,143,000 and 2,095,000 shares as of
         February 2, 2002 and January 27, 2001, respectively              (6,429)        (6,325)
                                                                        --------       --------

               Total stockholders' equity                                 43,492         42,681
                                                                        --------       --------
                                                                        $ 65,360       $ 63,335
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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                Year Ended
                                               --------------------------------------------
                                                February 2,     January 27,     January 29,
                                                   2002            2001            2000
                                                 ---------       ---------       ---------

NET SALES                                        $ 141,918       $ 124,718       $ 144,937
COST OF GOODS SOLD                                 113,263          99,983         110,096
                                                 ---------       ---------       ---------

          GROSS PROFIT ON SALES                     28,655          24,735          34,841

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                          24,435          24,940          28,257
                                                 ---------       ---------       ---------

          OPERATING INCOME/(LOSS)                    4,220            (205)          6,584
                                                 ---------       ---------       ---------

OTHER INCOME (EXPENSES):
     Gold consignment fee                           (1,379)         (1,039)         (1,483)
     Interest expense                               (1,427)         (1,222)         (1,216)
     Interest income                                    68             139             175
     Other income                                       51               1             167
                                                 ---------       ---------       ---------

         TOTAL OTHER EXPENSES                       (2,687)         (2,121)         (2,357)
                                                 ---------       ---------       ---------

INCOME/(LOSS) BEFORE INCOME TAXES                    1,533          (2,326)          4,227

INCOME TAX PROVISION/(BENEFIT)                         582            (886)          1,607
                                                 ---------       ---------       ---------

NET INCOME/(LOSS)                                $     951       $  (1,440)      $   2,620
                                                 =========       =========       =========

EARNINGS/(LOSS) PER SHARE - Basic
   Income/(loss)                                 $     .15       $    (.23)      $     .40
                                                 =========       =========       =========

EARNINGS/(LOSS) PER SHARE - Diluted
   Income/(loss)                                 $     .15       $    (.23)      $     .39
                                                 =========       =========       =========

WEIGHTED AVERAGE NUMBER OF SHARES - Basic            6,203           6,319           6,592
                                                 =========       =========       =========
WEIGHTED AVERAGE NUMBER OF SHARES - Diluted          6,314           6,319           6,702
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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                        Common Stock       Additional            Accumulated     Treasury Stock
                                    --------------------     Paid-In    Retained Comprehensive --------------------
                                      Shares     Dollars     Capital    Earnings     Loss       Shares     Dollars     Total
                                    --------    --------    --------    --------   --------    --------    --------    --------

Balance - January 30, 1999             8,288    $      8    $ 31,762    $ 15,622          -      (1,457)   $ (4,094)   $ 43,298

Purchase of treasury stock                 -           -           -           -          -        (494)     (1,938)     (1,938)

Proceeds from exercise of
  stock options                           15           -          44           -          -           -           -          44

Issuance of stock                          5           -          20           -          -           -           -          20

Net income                                 -           -           -       2,620          -                               2,620
                                    --------    --------    --------    --------   --------    --------    --------    --------

Balance - January 29, 2000             8,308           8      31,826      18,242          -      (1,951)     (6,032)     44,044

Purchase of treasury stock                 -           -           -           -          -        (144)       (293)       (293)

Issuance of stock                          9           -          25           -          -           -           -          25

Issuance of warrants                       -           -         345           -          -                                 345

Net loss                                   -           -           -      (1,440)         -           -           -      (1,440)
                                    --------    --------    --------    --------   --------    --------    --------    --------

Balance - January 27, 2001             8,317           8      32,196      16,802          -      (2,095)     (6,325)     42,681

Purchase of treasury stock                 -           -           -           -          -         (48)       (104)       (104)

Issuance of stock                         12           -          25           -          -           -           -          25

Comprehensive Income:

      Change in fair value of
        cash flow hedges                   -           -           -           -        (61)          -           -         (61)

     Net income                            -           -           -        951                       -           -         951
                                    --------    --------    --------    --------   --------    --------    --------    --------

     Total comprehensive
        income                             -           -           -         951        (61)          -           -         890
                                    --------    --------    --------    --------   --------    --------    --------    --------

Balance - February 2, 2002             8,329    $      8    $ 32,221    $ 17,753   $    (61)     (2,143)   $ (6,429)   $ 43,492
                                    ========    ========    ========    ========   ========    ========    ========    ========




  The accompanying notes are an integral part of these consolidated financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                Year Ended
                                                                 ----------------------------------------
                                                                 February 2     January 27,   January 29,
                                                                    2002            2001         2000
                                                                 ----------      ---------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income/(loss)                                           $    951       $ (1,440)      $  2,620
    Adjustments to reconcile net income/(loss) to net cash
      provided by operating activities:
             Depreciation and amortization                         3,501          3,547          4,091
             Provision for doubtful accounts                         (54)            79             60
             Provision for sales returns                           1,773          1,450           (110)
             Deferred tax (benefit)/provision                        200           (572)          (293)
             Gain/(loss) on disposal of property, plant
               and equipment                                          (6)            45            (45)
    Provision for stock compensation                                  25             25             20
    (Increase)/decrease in operating assets:
             Accounts receivable                                  (3,610)         8,950          3,639
             Inventories                                          (5,330)        (4,226)        (2,058)
             Prepaid expenses and other current assets              (120)           137              8
             Other assets                                            679           (474)           210
    Increase/(decrease) in operating liabilities:
             Accounts payable                                       (981)         1,104           (610)
             Taxes payable                                           745         (1,445)         1,162
             Accrued expenses                                        100         (1,150)           789
                                                                --------       --------       --------

                Net cash (used in)/provided by in
                         operating activities                     (2,127)         6,030          9,483
                                                                --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                     (1,365)        (2,553)        (6,642)
    Proceeds from sale of equipment                                    8              7            175
                                                                --------       --------       --------

                  Net cash used in investing activities           (1,357)        (2,546)        (6,467)
                                                                --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt
      and capital lease liabilities                               (1,697)        (1,657)          (404)
    Proceeds from long-term debt                                       -              -            901
    Proceeds from line of credit                                  24,000         17,100         16,400
    Payments to line of credit                                   (20,700)       (17,100)       (16,400)
    Proceeds from exercise of stock options                            -              -             44
    Purchase of treasury stock                                      (104)          (293)        (1,938)
                                                                --------       --------       --------

                  Net cash provided by/(used in)
                      financing activities                         1,499         (1,950)        (1,397)
                                                                --------       --------       --------

NET (DECREASE)/INCREASE IN CASH                                   (1,985)         1,534          1,619

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                          4,114          2,580            961
                                                                --------       --------       --------

CASH AND EQUIVALENTS AT END OF YEAR                             $  2,129       $  4,114       $  2,580
                                                                ========       ========       ========



The accompanying notes are an integral part of these consolidated financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                  Year Ended
                                                     ------------------------------------
                                                      February 2, January 27, January 29,
                                                         2002        2001        2000
                                                        ------      ------      ------


SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:

     Investing:
       Mortgage incurred with purchase of building       $   -      $    -      $  929

       Issuance of warrants                              $   -      $  345      $    -

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

     Cash paid during the year for:
      Interest and gold consignment fees                $2,747      $2,399      $2,959
      Income taxes                                      $  428      $1,441      $  804



















The accompanying notes are an integral part of these consolidated financial statements.

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        -------------------------------------------------------------------

        Nature of Operations
        --------------------

        Michael Anthony Jewelers, Inc. ("Michael Anthony" or "the Company"), is a leading designer, marketer and manufacturer of affordable fine jewelry whose customers include jewelry chain stores, discount stores, department stores, television home shopping networks, catalogue retailers, and wholesalers.

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

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.      NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        -------------------------------------------------------------------
        (Continued)

        Molds and Models
        ----------------

        For molds and models with a life greater than one year, the Company capitalizes and amortizes the costs over a three-year period. In fiscal 2002, 2001 and 2000 the Company capitalized approximately $475,000, $538,000 and $556,000, respectively.

        Intangibles
        -----------

        Intangible assets which became fully amortized in fiscal 2002 (net of accumulated amortization of $1,938,000 as of January 27, 2001), consisted of patents which were amortized on a straight-line basis over the lives of the patents, approximately 14 years and a covenant-not-to-compete which was amortized on a straight-line basis over the life of the covenant of five years.

        Long-lived Assets
        -----------------

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of ", long-lived assets, consisting of property, plant and equipment, to be held, and used are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

        If a review for recoverability is necessary, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Any impairment loss recognized is measured as excess of carrying amount of the asset over the fair value of the asset. For the years ended February 2, 2002, January 27, 2001 and January 29, 2000, there were no impairment losses.

        Revenue Recognition
        -------------------

        Revenue from sales to customers (other than consignment) is recognized at the time the merchandise is shipped. Merchandise sold under consignment arrangements between the Company and certain customers is not recognized as revenue by the Company until the

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.      NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        -------------------------------------------------------------------
        (Continued)

        Revenue Recognition (Continued)
        -------------------

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

        Allowance for Sales Returns
        ---------------------------

        The Company reduces gross sales by the amount of discounts and returns to determine net sales. Each month the Company estimates a reserve for returns based on historical experience and the amount of gross sales. The reserve is adjusted periodically to reflect the Company's actual return experience. Adjustments to the Company's reserve have not been material.

        Catalog Costs
        -------------

        Catalog costs are charged to expense as incurred, the only exception being major catalog revisions. Costs capitalized are amortized over the units of catalogs shipped, up to a maximum of two years. At February 2, 2002, January 27, 2001 and January 29, 2000, in connection with three significant catalog revisions, approximately $-0-, $36,000, and $169,000, respectively, had been capitalized. Included in the statements of operations for the years ended February 2, 2002, January 27, 2001 and January 29, 2000, is amortization expense of $36,000, $110,000 and $124,000, respectively.

        Shipping and Handling Costs
        ---------------------------

        Shipping and handling costs billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as a selling expense. Shipping and handling expenses for the years ended February 2, 2002, January 27, 2001 and January 28, 2000 were $1,078,000,
        $1,051,000 and $1,030,000, respectively.


<

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.      NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        -------------------------------------------------------------------
        (Continued)

        Advertising Expense
        -------------------

        Advertising costs are expensed as incurred. Advertising costs associated with our cooperative advertising programs are accrued as the related revenues are recognized. Total advertising expenses were $4,464,000, $5,038,000 and $6,057,000 for the years ended February 2, 2002, January 27, 2001 and January 29, 2000, respectively.

        Cash Equivalents
        ----------------

        Highly liquid investments with maturities of three months or less at the date of acquisition are classified as cash equivalents.

        Derivative Financial Instruments
        --------------------------------

        On January 28, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("FAS 133") "Accounting for Derivative Instruments and Hedging Activities", as amended, and interpreted, which requires that all derivative instruments be recorded on the balance sheet at their fair value. SFAS 133 requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. The impact of adopting FAS 133 on the Company's Statement of Income and Balance Sheet was not material.

        The Company uses financial instruments, including commodity futures, forwards and options on futures, to limit its exposure to fluctuations in the price of gold. The Company does not enter such contracts for speculative purposes.

        For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure of variability in expected future cash flows that would be attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of Accumulated comprehensive loss (a component of stockholders' equity) and reclassified

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.      NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        -------------------------------------------------------------------
        (Continued)

        Derivative Financial Instruments (Continued)
        --------------------------------

        into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument, if any (i.e., the ineffective portion and any portion of the derivative instrument excluded from the assessment of effectiveness) is recognized in earnings in the current period.

        Earnings (Loss) Per Share
        -------------------------

        Basic EPS is computed by dividing net income (loss) by the weighted average shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options to issue common stock were exercised and converted to common stock.

        The following table sets forth the computation of diluted earnings per share (in thousands):


                                                                  Feb. 2,     Jan. 27,           Jan. 29,
                                                                   2002         2001               2000
          ------------------------------------------------------------------------------------------------
          Numerator:
             Net income (loss) available to
                common shareholders                                $951        $(1,440)            $2,620
          ------------------------------------------------------------------------------------------------
             Denominator (shares in thousands):
             Weighted-average shares
                 outstanding                                      6,203          6,319              6,592
             Effect of dilutive securities:
                Stock options and warrants                          111              -                110
          ------------------------------------------------------------------------------------------------
             Adjusted weighted-average
                 shares and assumed
                 conversions                                      6,314          6,319              6,702
          ------------------------------------------------------------------------------------------------

        The following options to purchase shares of common stock were outstanding during a portion of each year but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares and, therefore, would be antidilutive.

                                                              Feb. 2,        Jan. 27,       Jan. 29,
                                                               2002            2001              2000
                                                          --------------    ------------    --------------

               Number of options                             966,000          760,000          896,000
               Weighted-average exercise price                 $2.49            $2.79            $3.18

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1.     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       -------------------------------------------------------------------
       (Continued)

       New Accounting Pronouncements Not Yet Adopted
       ---------------------------------------------

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

       In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS No. 142), which supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal 2003. As of February 2, 2002, the Company had no goodwill or intangible assets with indefinite lives. Therefore, this standard has no impact on the financial statements.

       In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount of fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The Company does not expect the adoption of SFAS No. 144 to have a material effect on its financial condition or results of operations.

       In November 2001, the FASB Emerging Issues Task Force released Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The scope of Issue 01-9 includes vendor consideration to any purchasers of the vendor's products at any point along the distribution chain, regardless of

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       -------------------------------------------------------------------
       (Continued)

       New Accounting Pronouncements Not Yet Adopted  (Continued)
       ---------------------------------------------

       whether the purchaser receiving the consideration is a direct customer of the vendor. Issue 01-9 is to be applied to annual or interim periods beginning after December 15, 2001. The adoption, effective February 3, 2002, will not change the Company's presentation of cooperative advertising expenses.

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

       Fiscal Year End
       ---------------

       The Company's fiscal year end is the Saturday closest to the end of January. The financial statements for the fiscal years ended February 2, 2002, January 27, 2001 and January 29, 2000 were comprised of 53, 52 and 52 weeks, respectively.

       Reclassifications
       -----------------

       Certain reclassifications were made to the prior year's financial statements to conform to the current year's presentation.

2.     INVENTORIES
       -----------

         Inventories consist of:                                     February 2,           January 27,
                                                                        2002                  2001
                                                                     ----------           -----------
                                                                             (In thousands)

                          Finished goods                              $42,151               $32,837
                          Work in process                              18,494                14,636
                          Raw materials                                 5,816                 3,741
                                                                     --------              --------
                                                                       66,461                51,214
                          Less:
                           Consigned gold                              40,635                30,718
                                                                      -------              --------
                                                                      $25,826               $20,496
                                                                      =======               =======

        At February 2, 2002 and January 27, 2001, inventories excluded approximately 143,000 and 117,000 ounces of gold on consignment, respectively.

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.     PROPERTY, PLANT AND EQUIPMENT
       -----------------------------

        Property, plant and equipment consist of the following:

                                                                     February 2,           January 27,
                                                                        2002                  2001
                                                                      -------               -------
                                                                             (In thousands)

                  Machinery and equipment                             $41,198               $41,351
                  Building and building improvements                   12,677                11,381
                  Land                                                  2,341                 2,192
                                                                      -------               -------
                                                                       56,216                54,924
                  Less:  Accumulated depreciation
                            and amortization                           38,611                35,249
                                                                      -------               -------
                                                                      $17,605               $19,675
                                                                      =======               =======

4.     GOLD CONSIGNMENT AGREEMENTS
       ---------------------------

       The Company has gold consignment agreements with gold lenders. Under the terms of the agreements, the Company is entitled to lease the lesser of an aggregate amount of 240,000 ounces, or an aggregate consigned gold value not to exceed $79,000,000. The consigned gold is secured by certain property of the Company including its inventory and equipment. Title to such consigned gold remains with the gold lenders until the Company purchases the gold. However, during the period of consignment, the entire risk of physical loss, damage or destruction of the gold is borne by the Company. The purchase price per ounce is based on the daily Second London Gold Fix. The Company pays the gold consignors a consignment fee based on the dollar value of gold ounces outstanding, as defined in the agreements.

       In December 2001, Michael Anthony was notified by one of its gold lenders that it planned to discontinue its involvement in gold trading and jewelry financing. In January 2002, the Company received approval from a new gold lender, and in February 2002, began a relationship with this new lender.

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

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.     GOLD CONSIGNMENT AGREEMENTS (Continued)
       ---------------------------

       The consignment agreements contain certain restrictive covenants relating to maximum usage, net worth, working capital, and other financial ratios, and each of the agreements require the Company to own a specific amount of gold at all times. The Company was in compliance of all restrictive covenants as of February 2, 2002.

5.     ACCRUED EXPENSES
       ----------------

       Accrued expenses consist of the following:

                                                                     February 2,           January 27,
                                                                        2002                  2001
                                                                       ------                ------
                                                                              (In thousands)
                Accrued advertising                                    $2,259                $1,930
                Accrued payroll expenses                                  655                   845
                Customer deposits payable                                 222                   331
                Accrued interest                                          239                   179
                Other accrued expenses                                    577                   506
                                                                       ------                ------
                                                                       $3,952                $3,791
                                                                       ======                ======



6.     LONG-TERM DEBT
       --------------

       Long-term debt consists of the following:

                                                                                    February 2,        January 27,
                                                                                       2002              2001
                                                                                    ---------          --------
                                                                                          (In thousands)

        Note payable - interest at 6.85%, interest only of $60,000 payable monthly for first year, interest and principal of $157,000 payable monthly over a seven-year term through
        January 2007.(a)                                                                 $7,951         $9,240

        Mortgage payable - interest at 8%, interest and principal of $24,000 payable monthly over a ten-year term through
        October 2005.(b)                                                                  1,785          1,924

        Note payable - interest at 7.05%, interest and principal of $8,500 payable monthly over a fifteen year term
        through March 2014.(c)                                                             823            865

        Mortgage payable - interest at 7.5%, interest and principal of $22,000 payable monthly over a four-year term through
        September 2003.(d)                                                                  427            654
                                                                                       --------     ----------
                                                                                         10,986         12,683
                 Less: current portion                                                    1,820          1,696
                                                                                        -------     ----------
                                                                                         $9,166        $10,987
                                                                                        =======     ==========

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.     LONG-TERM DEBT (Continued)
       --------------

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

       (b) The 8.0% mortgage is secured by a lien on the Company's corporate headquarters. There is a balloon payment of $1,149,000 due on October 10, 2002. Additionally, the mortgage agreement contains certain restrictive financial covenants. The Company was in compliance of all restrictive financial covenants as of February 2, 2002.

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

       Maturities of long-term debt as of February 2, 2002 are as follows (in thousands):

                Year Ending January
                -------------------

                       2003                                          1,820
                       2004                                          1,873
                       2005                                          1,812
                       2006                                          3,042
                       2007                                          1,874
                   Thereafter                                          565
                                                                   -------
                                                                   $10,986
                                                                   =======

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.     LINE OF CREDIT
       --------------

       At February 2, 2002, the Company had a credit arrangement with a commercial bank which varies seasonally from $10,000,000 to $18,350,000 (the "line of credit"). On October 20, 2001, the Bank temporarily increased the Company's line of credit to $24,000,000. This temporary increase was repaid on December 21, 2001. The line of credit is secured by a lien on certain assets of the Company, including accounts receivable and inventory. Borrowings under the facility bear interest at the Company's option of the bank's prime rate, the fixed rate loan (as defined in the agreement) or the adjusted Eurodollar rate plus 2.5%. The line of credit expires on July 31, 2002 subject to annual renewal. Management believes that the line of credit will be renewed; however, if the current lender decides not to renew the line, the Company believes that other lenders would be willing to enter into a similar arrangement.

       At February 2, 2002, there was $3,300,000 outstanding under the line of credit. The amount was repaid in full on February 13, 2002.

8.     FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATIONS
       ----------------------------------------------------

       (A) Notes and mortgage payable

       The carrying amounts and fair values of the Company's financial instruments are as follow:

                                                             February 2, 2002            January 27, 2001
                                                             ----------------            ----------------
                                                          Carrying         Fair       Carrying        Fair
                                                            Value          Value        Value         Value
                                                            -----          -----        -----         -----
                                                                             (In thousands)
        Notes with lenders:
             6.85% note payable                             $7,951        $8,044      $9,240       $9,496
             8.0% mortgage payable                           1,785         1,915       1,924        2,040
             7.05% note payable                                823           839         865          891
             7.5% mortgage payable                             427           453         654          654


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

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.     FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATIONS (Continued)
       -----------------------------------------------------

       (B) Forward Contracts

       To reduce its exposure to fluctuations in the price of gold, the Company is party to commodity futures, forwards and options on futures, which are hedged against anticipated sales commitments with its customers. Gains or losses on the future contracts are deferred until settlement of the related anticipated sales to a customer.

       As of February 2, 2002, there were 17,000 ounces on forward contracts which were all related to the sale of merchandise to customers. The contracts hedge against fluctuations of gold prices. As of February 2, 2002, the fair value of these contracts, which are determined by quoted market prices and expire through June 25, 2002 was $61,000 which was recorded as accumulated comprehensive income and will be reclassed to cost of goods sold during fiscal 2003. For the year ended February 2, 2002, the Company recognized an immaterial loss relating to its future contracts.

       While the Company is exposed to credit loss in the event of nonperformance by the counter parties of these contracts, the Company does not anticipate nonperformance by the counter parties. The risk of credit loss is not considered to be significant.

       (C) Concentrations of Credit Risk

       Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of trade receivables and short-term cash investments. The Company places its short-term cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to a large customer base and its dispersion across geographic areas. The Company maintains an allowance for losses based on the expected collectability of all receivables.

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

       Income tax provision/(benefit) consists of the following:

                                                     Year Ended
                                      ---------------------------------------
                                      February 2,  January 27,    January 29,
                                         2002          2001          2000
                                       -------       -------       -------
                                                  (In thousands)
             Current:
                  Federal              $   342       $  (268)      $ 1,630
                  State and local           40           (46)          270
                                       -------       -------       -------
                                           382          (314)        1,900
             Deferred income tax           200          (572)         (293)
                                       -------       -------       -------
                        Total          $   582       $  (886)      $ 1,607
                                       =======       =======       =======

       The following is a reconciliation of the federal statutory rate to the effective tax rate:

                                                                  Year Ended
                                                    --------------------------------------
                                                    February 2,   January 27,  January 29,
                                                       2002          2001         2000

             Statutory tax (benefit) rate              34.0%        (34.0)%       34.0%
               State and local taxes (benefit),
                  net of federal benefit                3.0         (3.0)          3.0
             Other                                      1.0         (1.0)          1.0
                                                       ----         ----          ----

             Statutory tax (benefit) rate              38.0%        (38.0)%       38.0%
                                                       ====         ====          ====

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.     INCOME TAXES (Continued)
       ------------

       The tax effects of significant items comprising the Company's deferred tax (liabilities) and assets are as follows (in thousands):

                                               February 2,   January 27,
                                                  2002          2001
                                                -------       -------
         Non-current deferred tax items:
           Difference between book and tax
             depreciation methods               $   (35)      $  (349)
                                                -------       -------

         Current deferred tax assets:
           Reserves for sales returns and
             doubtful accounts                      473           964
           Other                                    199           222
                                                -------       -------

                                                    672         1,186
                                                -------       -------

           Net deferred tax asset               $   637       $   837
                                                =======       =======

10.    RELATED PARTY TRANSACTIONS
       --------------------------

       On September 16, 1999, the Company acquired two buildings which house two manufacturing facilities, located at 70 and 60 South MacQuesten Parkway, Mount Vernon, New York from MacQuesten Realty Company ("MRC"), a partnership consisting of certain stockholders of the Company, for a price of $2,450,000.

       Rent expense related to the MRC leases for the year ended January 29, 2000 amounted to $349,000, principally for manufacturing and distribution facilities.

       On February 29, 2000, the Company loaned $123,000 to an officer. On December 31, 2000, the Company extended the term of the note until December 31, 2002 and increased the principal to $131,000. Interest on the unpaid principal of $131,000 accrues at the rate of 8% per annum until the maturity date of December 31, 2002.

   MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.    COMMITMENTS
       -----------

       The Company's product line includes licensed goods manufactured pursuant to two or three year agreements with licensors. Royalty fees range from 6% to 12% of net sales of these products, or a minimum guarantee, whichever is greater. The Company records the related expense over the units sold.

       As of February 2, 2002, the future guaranteed royalty commitments are $152,000 for the fiscal year ending February 1, 2003.

       On December 22, 2000 the Company entered into a distribution agreement with the Almond Jewelry Group. Under the arrangement, the Company acquired the exclusive rights to market and distribute gold jewelry products manufactured by Almond to retailers in the United States. Almond will no longer directly market its gold jewelry products to retailers in the United States. The Company has also entered into a supply agreement with Almond, which will assure its customer base the continuity of a supply of high quality and innovative merchandise. In connection with the distribution agreement, Almond was issued warrants to purchase 300,000 shares of common stock at a price of $1.62 per share. The warrants were ascribed a value of $345,000 using the Black-Scholes option pricing model. The warrants are being amortized into expense as the related income is earned. As of February 2, 2002 the unamortized balance was $247,000 and is recorded in prepaid and other current assets.

12.    STOCK PLANS
       -----------

       The Company has elected to continue to account for employees stock-based transactions under Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees". Since the exercise price of all stock options granted under the stock plans were equal to the price of the stock at the date of grant, no compensation has been recognized by the Company. Under the Company's stock option agreements, had the compensation expense been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock Based Compensation," the Company's pro forma, net income (loss) and earnings (loss) per share would have been net income/(loss) of $828,000, $(1,526,000) and $2,543,000, and $.13, $(.24) and $.38 earnings/(loss)
       per share for the years ended February 2, 2002, January 27, 2001 and January 29, 2000, respectively. The weighted average per share fair value of the options granted during the years ended February 2, 2002, January 27, 2001 and January 29, 2000 were estimated at $.67, $.75 and $1.11, respectively, on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12.    STOCK PLANS (Continued)
       -----------

                                           February 2,  January 27,  January 29,
                                              2002        2001          2000
                                              ----        ----          ----

               Expected life (years)            3            3            3
               Risk-free interest rates       6.5%         6.5%         6.5%
               Expected volatility           60.0%        60.0%        49.7%
               Expected dividend yield          -            -            -

        The pro forma effect on net income and earnings per share for the year ended February 2, 2002 may not be representative of the pro forma effect in future years because it includes compensation cost on a straight line basis over the vesting periods of the grants.

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

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12.    STOCK PLANS (Continued)
       -----------

       Long-term Incentive Plan

                                                                             Weighted
                                                                              Average             Exercise
                                                                  Shares    Option Price            Price
                                                                  ------    ------------      ------------------

              Outstanding at January 30, 1999                      648,500       $3.33            $2.13 - $6.13

              Lapsed                                               (86,000)      $5.35            $2.75 - $6.13
              Exercised                                            (15,000)      $2.94            $2.94
              Granted                                              288,000       $3.51            $3.13 - $3.63
                                                                  --------

              Outstanding at January 29, 2000                      835,500       $3.19            $2.13 - $3.63
                                                                  --------

              Lapsed                                              (433,440)      $3.15            $2.13 - $3.63
              Granted                                                    -       $   -            $ -
                                                                  --------

             Outstanding at January 27, 2001                       402,060       $3.01            $2.88 - $3.63
                                                                  --------

              Lapsed                                               (82,040)      $3.26            $3.13 - $3.63
              Granted                                              347,000       $2.19            $2.11 - $2.30
                                                                  --------

             Outstanding at February 2, 2002                       667,020       $2.71            $2.11 - $3.63
                                                                  ========


        Options exercisable at February 2, 2002 were for 271,510 shares of common stock at prices between $2.88 - $3.63 a share. At February 2, 2002, shares for future option grants totaling 1,287,980 were available under the plan.

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12.    STOCK PLANS (Continued)
       -----------

       Non-Employee Directors' Stock Option Plan
       -----------------------------------------

                                                                                  Weighted
                                                                                   Average          Exercise
                                                                    Shares      Option Price         Price
                                                                    ------      ------------     -------------

             Outstanding at January 30, 1999                         65,000         $3.08        $2.39 - $5.00

              Lapsed                                                 (5,000)        $5.00        $5.00
              Granted                                                15,000         $3.27        $2.88 - $3.88
                                                                   --------

             Outstanding at January 29, 2000                         75,000         $3.03        $2.56 - $3.88

             Lapsed                                                 (15,000)        $3.02        $2.63 - $3.50
             Granted                                                 35,000         $2.49        $1.88 - $2.94
                                                                   --------

             Outstanding at January 27, 2001                         95,000         $2.81        $1.88 - $3.06
                                                                   --------


             Lapsed                                                 (10,000)        $3.00        $3.00
             Granted                                                 25,000         $2.33        $1.80 - $2.68
                                                                   --------

             Outstanding at February 2, 2002                        110,000         $2.73        $1.80 - $3.88
                                                                   ========


       Options exercisable at February 2, 2002 for 66,850 shares of common stock at prices between $1.88 - $3.06 a share. At February 2, 2002, shares for future option grants totaling 140,000 were available under this plan.

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

       The changes in the number of shares under the stock purchase warrants and non-qualified options and the weighted average option price per share are as follows:

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12.    STOCK PLANS (Continued)
       -----------

                                                                                     Weighted
                                                                                      Average         Exercise
                                                                        Shares      Option Price         Price
                                                                        --------    ------------     --------------

                  Outstanding at January 30, 1999                        96,000       $3.00      $3.00

                  Granted                                                     -        $  -       $  -
                                                                        -------

                   Outstanding and exercisable
                    at  January 29, 2000                                 96,000       $3.00      $3.00

                   Issued - See Note 11                                 300,000       $1.62      $1.62
                   Lapsed                                               (96,000)      $3.00      $3.00
                                                                        -------

                  Outstanding at January 27, 2001                       300,000       $1.62      $1.62
                                                                        -------

                   Issued                                                     -        $  -       $  -
                   Lapsed                                                     -        $  -       $  -

                  Outstanding and exercisable at February 2, 2002       300,000       $1.62      $1.62
                                                                        =======

       In connection with the distribution agreement with Almond, Almond was issued 300,000 shares of common stock purchase warrants. (See Note 11.)

       Options outstanding and exercisable at February 2, 2002 were as follows:

                                                 OUTSTANDING                            EXERCISABLE
                                 --------------------------------------------    ---------------------------
                                                  Weighted
                                                   Average
                                                  Remaining       Weighted                       Weighted
                                                  Years of        Average                        Average
          Range of Exercise       Number of      Contractual      Exercise        Number of      Exercise
               Prices              Options          Life           Price           Options        Price
          -----------------      ---------------------------------------------------------------------------
            $1.80 - $2.75             707,000        4.1           $1.97              323,300     $1.69
            $2.81 - $3.06             149,000        1.0           $2.93              144,000     $2.93
            $3.13 - $3.88             221,020        2.1           $3.49              170,700     $3.45
                                 ---------------------------------------------------------------------------

                    In Total        1,077,020        3.3           $2.41              638,000     $2.44
                                 ---------------------------------------------------------------------------

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

13.    RETIREMENT PLAN
       ---------------

       The Company established a 401(k) Retirement Plan and Trust for all eligible employees. Under the terms of the plan the employee may contribute 1% to 20% of compensation. There is a partial employer matching contribution. Included in the statement of operations for the years ended February 2, 2002, January 27, 2001 and January 29, 2000 is $72,000, $70,000 and $58,000 of expense for the employer portion of the contribution.

14.    SIGNIFICANT CUSTOMERS
       ---------------------

       Sales to the Company's two largest customers were approximately 17% and 14%, 15% and 13%, and 15% and 13%, respectively, of net sales for the years ended February 2, 2002, January 27, 2001 and January 29, 2000. One customer accounted for approximately 16% of accounts receivable at February 2, 2002.

15.    STOCK REPURCHASE PROGRAM
       ------------------------

       In December 1995, the Company announced a Common Stock Repurchase Program, (the "1995 Stock Repurchase Program"), pursuant to which the Company may repurchase up to 750,000 shares of Common Stock. On April 4, 1997, the Board of Directors authorized an increase of an additional 500,000 shares of common stock that the Company may repurchase under the stock repurchase plan. On May 26, 1998, the Board of Directors authorized an increase of up to an additional 1,000,000 shares of common stock that the Company may repurchase under the Stock Repurchase Plan. During the years ended February 2, 2002, January 27, 2001 and January 29, 2000, the Company repurchased a total of 48,000, 144,000 and 494,000 shares, respectively, on the open market under the 1995 Stock Repurchase Program for an aggregate price of approximately $104,000, $293,000 and $1,938,000, respectively.

16.    LEGAL PROCEEDINGS
       -----------------

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

17.    COMMITMENTS AND CONTINGENCIES
       ------------------------------

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.     Summary of Quarterly Results (Unaudited) (in thousands)

                                               Year Ended  February 2, 2002                    Year Ended January 27, 2001
                                                      Quarter Ended                                   Quarter Ended
                                    -----------------------------------------------   ---------------------------------------------
                                       Apr. 28      Aug. 4,     Nov. 3,     Feb. 2,    Apr. 29,    Jul. 29,    Oct. 28,     Jan. 27,
                                         2001        2001        2001        2002        2000        2000        2000        2001
                                         ----        ----        ----        ----        ----        ----        ----        ----

Net sales(A)                           $ 29,176    $ 28,210    $ 50,981    $ 33,551    $ 25,700    $ 24,821    $ 41,045    $ 33,152

Cost of goods sold                       23,920      22,633      40,027      26,683      20,111      20,147      33,203      26,522
                                       --------    --------    --------    --------    --------    --------    --------    --------

    Gross profit                          5,256       5,577      10,954       6,868       5,589       4,674       7,842       6,630

Selling, general &
   administrative expenses                5,119       5,531       7,631       6,154       5,955       5,821       6,854       6,310
                                       --------    --------    --------    --------    --------    --------    --------    --------

Operating income/(loss)                     137          46       3,323         714        (366)     (1,147)        988         320

Other income (expense):
  Gold consignment fees                    (250)       (407)       (428)       (291)       (222)       (246)       (347)       (224)
  Interest expense                         (247)       (275)       (463)       (445)       (249)       (244)       (294)       (435)
  Interest income                            34           9           1          24          90          20           5          24
  Other - net                                 7          27          15           2          14          16          10         (39)
                                       --------    --------    --------    --------    --------    --------    --------    --------
Total other income (expense)               (456)       (646)       (875)       (710)       (367)       (454)       (626)       (674)

Income/(loss) from operations
  before income taxes                      (319)       (600)      2,448           4        (733)     (1,601)        362        (354)

Income tax provision/(benefit)             (116)       (234)        930           2        (279)       (608)        137        (136)
                                       --------    --------    --------    --------    --------    --------    --------    --------

Net (loss)/income                      $   (203)   $   (366)   $  1,518    $      2    $   (454)   $   (993)   $    225    $   (218)
                                       ========    ========    ========    ========    ========    ========    ========    ========


(Loss)/earnings per share (B):

Net (loss)/earnings per share             $(.03)   $   (.06)   $    .25    $    .00    $   (.07)   $   (.16)   $    .04    $   (.03)
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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Michael Anthony Jewelers, Inc.
Mount Vernon, New York

The audits referred to in our report dated March 28, 2002 relating to the consolidated financial statements of Michael Anthony Jewelers, Inc. and subsidiaries which is contained in Item 8 of this Form 10-K, included the audits of the financial statements schedule listed in the accompanying index for the years ended February 2, 2002 and January 27, 2001. The financial statements schedule is the responsibility of management. Our responsibility is to express an opinion on the financial statements schedule based on our audits.

In our opinion, such financial statements schedule presents fairly, in all material respects, the information set forth therein.

/s/: BDO Seidman, LLP
BDO Seidman, LLP
New York, New York
March 28, 2002

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

----------------------------------------------------------------------------------------------------------------------------------

                                   BALANCE AT             ADDITIONS                                       BALANCE AT
                                  BEGINNING OF        CHARGED TO COSTS                                      END OF
DESCRIPTION                          PERIOD             AND EXPENSES              DEDUCTIONS(A)             PERIOD
----------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful
accounts:
----------------------------------------------------------------------------------------------------------------------------------


Year ended February 2, 2002           $610                  $205                       $259                 $556
Year ended January 27, 2001            530                    60                         20                  610
Year ended January 29, 2000            538                    60                        (68)                 530

Allowance for sales returns:

Year ended February 2, 2002         $1,926                $3,699                    $(1,926)              $3,699
Year ended January 27, 2001            477                 1,926                       (477)               1,926
Year ended January 29, 2000            586                   397                       (506)                 477


       (A) Allowances, returns and uncollectible accounts charged against the reserve, (net of collections on previously written-off accounts).