Form 10-K/A
period 2002-02-02
MICHAEL ANTHONY JEWELERS INC
filed 2002-05-03
CIK 799515

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

                                    Yes X  No
                                       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. X .
               ---
         As of April 5, 2002, there were 6,238,230 shares outstanding of Michael Anthony Jewelers' common stock.

         The aggregate market value of common stock held by nonaffiliates at April 5, 2002 was $10,731,921. For purposes of this calculation, affiliates includes Michael Anthony Jewelers' executive officers and directors.

                                   EXPLANATION

         The outstanding common stock at April 5, 2002 was mistakenly reported as 6,338,234. As of April 5, 2002, there were 6,238,230 shares outstanding of Michael Anthony Jewelers common stock.

         The aggregate market value of common stock held by nonaffiliates at April 5, 2002 was mistakenly reported as $10,731,921. As of April 5, 2002, the aggregate market value of common stock held by nonaffiliates was $10,700,921.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MICHAEL ANTHONY JEWELERS, INC.


Dated:  May 2, 2002                       By: /s/ Allan Corn
                                              -------------------------------
                                          Allan Corn
                                          Senior Vice President and
                                          Chief Financial Officer