Form 10-Q
period 2002-05-04
MICHAEL ANTHONY JEWELERS INC
filed 2002-06-06
CIK 799515

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          For Quarter ended May 4, 2002

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
               CLASS                             Number of Shares
Common Stock, Par Value $.001                    Outstanding as of
                                                   June 5, 2002
                                                   ------------
                                                    6,238,234

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                              PAGE
                                                                                                              ----
PART I  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Condensed Balance Sheets,
           May 4, 2002 (Unaudited) and
             February 2, 2002................................................................................   3

         Consolidated Condensed Statements of Operations,
           Three-Month Period Ended
             May 4, 2002 and April 28, 2001 (Unaudited) .....................................................   4

         Consolidated Condensed Statement of Changes in
           Stockholders' Equity, Three-Month Period Ended
             May 4, 2002 (Unaudited).........................................................................   5

         Consolidated Condensed Statements of Cash Flows,
           Three-Month Period Ended
             May 4, 2002 and April 28, 2001 (Unaudited)......................................................   6

         Notes to Consolidated Condensed Financial
           Statements........................................................................................  7-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS......................................................................................10-15

PART II  OTHER INFORMATION:

         Item 1 Through Item 6 ..............................................................................   16

          Signature Page.....................................................................................   17

                         MICHAEL ANTHONY JEWELERS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      May 4,    February 2,
                                                                       2002        2002
                                                                     --------    --------
                                                                   (Unaudited)
ASSETS
------

CURRENT ASSETS:
     Cash and equivalents                                            $    101    $  2,129
     Accounts receivable:
        Trade (less allowances of $1,330 and $2,536, respectively)     23,211      17,067
        Other                                                             128         153
     Inventories                                                       25,133      25,826
     Prepaid expenses and other current assets                          1,693       1,544
     Deferred taxes                                                       672         672
                                                                     --------    --------
          Total current assets                                         50,938      47,391

PROPERTY, PLANT AND EQUIPMENT - net                                    17,008      17,605
INTANGIBLES - net -                                                      --
OTHER ASSETS                                                              362         364
                                                                     --------    --------
                                                                     $ 68,308    $ 65,360
                                                                     ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Accounts payable - trade                                        $  4,773    $  2,321
     Line of credit                                                     7,200       3,300
     Current portion of long-term debt and lease liability              1,852       1,820
     Accrued expenses                                                   2,092       3,952
     Taxes payable                                                        147       1,274
                                                                     --------    --------
          Total current liabilities                                    16,064      12,667
                                                                     --------    --------
LONG-TERM DEBT                                                          8,690       9,166
DEFERRED TAXES                                                             35          35

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock - par value $1.00 per share;
         1,000,000 shares authorized; none issued                        --          --
     Common stock - par value $.001 per share;
         20,000,000 shares authorized; 8,379,000 shares
         issued and outstanding as of May 4, 2002 and
         and February 2, 2002, respectively                                 8           8
     Additional paid-in capital                                        32,371      32,221
     Retained earnings                                                 17,465      17,753
     Accumulated comprehensive income/(loss)                              104         (61)
     Treasury stock, at cost, 2,143,000 shares as
         of May 4, 2002 and  February 2, 2002, respectively            (6,429)     (6,429)
                                                                     --------    --------

               Total stockholders' equity                              43,519      43,492
                                                                     --------    --------

                                                                     $ 68,308    $ 65,360
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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                       THREE MONTHS ENDED
                                      --------------------
                                       May 4,     April 28,
                                        2002        2001
                                      --------    --------
NET SALES                              $30,135     $29,176

COST OF GOODS SOLD                      24,270      23,920
                                      --------    --------
     GROSS PROFIT ON SALES               5,865       5,256

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                5,685       5,119

   NON-CASH STOCK COMPENSATION             150        --
                                      --------    --------
     OPERATING INCOME                       30         137

OTHER INCOME/(EXPENSE):
     Gold consignment fee                 (311)       (250)
     Interest expense                     (200)       (247)
     Interest income                         6          34
     Other income                           11           7
                                      --------    --------
     Total Other Expense                  (494)       (456)
                                      --------    --------
LOSS BEFORE INCOME TAXES                  (464)       (319)

INCOME TAX BENEFIT                        (176)       (116)
                                      --------    --------
  NET LOSS                               $(288)      $(203)
                                      ========    ========
LOSS PER SHARE -  BASIC AND DILUTED     $(0.05)     ($0.03)
                                      ========    ========
WEIGHTED AVERAGE NUMBER
   OF SHARES - BASIC AND DILUTED         6,237       6,221
                                      ========    ========








   See accompanying notes to the consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                             Common Stock       Additional              Accumulated         Treasury Stock
                          ------------------     Paid-In    Retained   Comprehensive      -------------------
                          Shares     Dollars     Capital    Earnings   Income/(Loss)      Shares      Dollars       Total
                          ------     -------     -------    --------  --------------      ------      -------       -----
Balance -
February 2, 2002           8,329      $  8       $32,221      $17,753        $(61)        (2,143)    $(6,429)     $43,492

Issuance of stock             50         -           150            -           -              -           -          150

Comprehensive Income:

   Change in fair value of
      Cash flow hedges         -         -             -            -         165              -           -          165

Net loss                       -         -             -         (288)         -               -           -         (288)
                         -------     -----   -----------     --------    -------       ---------  ----------    ---------
Total Comprehensive
   income                      -         -             -         (288)       165               -           -         (123)
                         -------     -----   -----------     --------     ------       ---------  ----------    ---------
Balance - May 4, 2002      8,379      $  8       $32,371      $17,465       $104          (2,143)    $(6,429)     $43,519
                         =======     =====   ===========     ========     ======       =========  ==========    =========








   See accompanying notes to the consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                Three Months Ended
                                                              ---------------------
                                                                May 4,    April 28,
                                                                 2002       2001
                                                              --------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $(288)     $(203)
Adjustments to reconcile net income to net cash
   Provided by operating activities:
             Depreciation and amortization                        809        895
             Provision for accounts receivable                    (25)       (30)
             Provision for sales returns                       (2,951)    (1,926)
        Non-cash stock compensation                               150       --
   (Increase)/decrease in operating assets:
             Accounts receivable                               (3,193)    (6,007)
             Inventories                                          693     (1,488)
             Prepaid expenses and other current assets           (149)       (48)
             Other assets                                          (4)        92
   Increase/(decrease) in operating liabilities:
             Accounts payable                                   2,452      4,167
             Accrued expenses                                  (1,695)      (514)
             Taxes payable                                     (1,127)      (114)
                                                              -------    -------
                  Net cash used in operating activities        (5,278)    (5,176)
                                                              -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment - net               (206)      (411)
                                                              -------    -------
                  Net cash used in investing activities          (206)      (411)
                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt
             and capital lease liabilities                       (444)      (414)
   Proceeds from line of credit                                 3,900      2,500
   Purchase of treasury stock                                    --          (16)
                                                              -------    -------
                  Net cash provided by financing activities     3,456      2,070
                                                              -------    -------
DECREASE IN CASH AND EQUIVALAENTS                              (2,028)    (3,517)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                     2,129      4,114
                                                              -------    -------

CASH AND EQUIVALENTS AT END OF PERIOD                            $101       $599
                                                              =======    =======
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:

   Cash paid during the period for:
   Interest and gold consignment fees                            $628       $634
   Taxes                                                         $581    $  --


   See accompanying notes to the consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                     FORM 10-Q FOR QUARTER ENDED MAY 4, 2002
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 2, 2002 IS UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The unaudited condensed consolidated financial statements as of May 4, 2002 and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the 2002 Annual Report to Stockholders of Michael Anthony Jewelers, Inc. (the "Company").

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

     EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), which supersedes APB Opinion No. 16, "Business Combinations". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company has reviewed the statement, and has determined that the new standard does not have any effect on its financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                     FORM 10-Q FOR QUARTER ENDED MAY 4, 2002
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 2, 2002 IS UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

     In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS No. 142), which supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal 2003. The Company has reviewed the statement, and has determined that the new standard does not have any effect on its financial statements.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount of fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The Company has reviewed the statement, and has determined that the new standard does not have any effect on its financial statements.

     In November 2001, the FASB Emerging Issues Task Force released Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The scope of Issue 01-9 includes vendor consideration to any purchasers of the vendor's products at any point along the distribution chain, regardless of whether the purchaser receiving the consideration is a direct customer of the vendor. Issue 01-9 is to be applied to annual or interim periods beginning after December 15, 2001. The Company has reviewed the statement, and has determined that the new standard does not have any effect on its financial statements.

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                     FORM 10-Q FOR QUARTER ENDED MAY 4, 2002
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 2, 2002 IS UNAUDITED)

2.   PRODUCT PRICING (Continued)

     The Company has recorded a $104,000 gain as a component of other comprehensive income related to the gold price hedge.

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

     The average selling price of gold in the current quarter was $292 per ounce compared to $272 per ounce for the quarter ended May 4, 2002.

3.   INVENTORIES

     Inventories consist of:
                                           May 4,                 February 2,
                                          2002                        2002
                                       ----------                   --------
                                       (Unaudited)
                                                   (In thousands)

               Finished goods            $46,426                   $42,151
               Work in process            21,380                    18,494
               Raw materials               6,767                     5,816
                                        --------                   -------
                                          74,573                    66,461
               Less:
               Consigned gold             49,440                    40,635
                                        --------                   -------

                                         $25,133                   $25,826
                                        ========                   =======

     Inventories as of May 4, 2002 and February 2, 2002 excluded approximately 159,000 and 149,000 ounces of gold on consignment, respectively.

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

     As of May 4, 2002, the Company had purchased a total of 2,143,000 shares on the open market for an aggregate cost of approximately $6,429,000, of which 60,000 shares have been retired.

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 2, 2002 IS UNAUDITED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MAY 4, 2002 AND APRIL 28, 2001

Net sales for the three months ended May 4, 2002 were approximately $30,135,000, an increase of 3.3% from net sales of approximately $29,176,000 for the comparable period last year. The increase in sales was primarily due to the increase in the average gold price, $292 per ounce compared to $272 per ounce for the comparable period last year.

Gross profit margin increased to approximately 19.5% of net sales for the three months ended May 4, 2002 compared to approximately 18.0% for the comparable period last year, primarily due to a change in the product and customer mix.

Selling, general and administrative expenses for the three months ended May 4, 2002 were approximately $5,685,000, an increase of $566,000 or 11.1% from approximately $5,119,000 for the comparable period last year. The increase is primarily attributable to increases in payroll and payroll related expenses and advertising expenses.

Interest expense and gold consignment fees for the three months ended May 4, 2002 were approximately $494,000, an increase of $38,000 or 8.3% compared to approximately $456,000 for the comparable period last year. The increase was primarily due to the higher gold price and the Company's higher consignment levels.

The effective income tax rate was approximately 38.0% for the three months ended May 4, 2002 and 36.3% for the three months ended April 28, 2001.

As a result of the above factors, the Company had a net loss for the three months ended May 4, 2002 of $288,000 compared to a net loss of $203,000 for the comparable period last year.

Basic and diluted loss per share for the three months ended May 4, 2002 was $.05 compared to $.03 for the comparable period last year on a .3% increase in weighted average shares outstanding.

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 2, 2002 IS UNAUDITED)

LIQUIDITY AND CAPITAL RESOURCES

The Company relies on a gold consignment program, short-term and long-term borrowings and internally generated funds to finance its operations. The Company fills most of its gold supply needs through gold consignment arrangements with the Gold Lenders. Under the terms of those arrangements, the Company is entitled to lease the lesser of (i) an aggregate of 240,000 ounces of fine gold or (ii) consigned gold with an aggregate value equal to $79,000,000.

The consigned gold is secured by certain property of the Company including inventory and machinery and equipment. The Company pays the Gold Lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix.

The Company believes that its financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to the Company. As of May 4, 2002, the Company held approximately 159,000 ounces of gold on consignment with a market value of approximately $49,440,000.

The consignment agreements contain certain restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and each of the agreements requires the Company to own a specific amount of gold at all times. At May 4, 2002, the Company was in compliance with the covenants in its consignment agreements and the Company's owned gold inventory was valued at approximately $4,682,000. Management believes that the supply of gold available through the Company's gold consignment arrangements, in conjunction with the Company's owned gold, is sufficient to meet the Company's requirements.

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

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 2, 2002 IS UNAUDITED)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The Company then either establishes the selling price of the jewelry to its customers concurrently with the required purchase of gold from the Gold Lenders or hedges against changes in the price of gold by entering into forward contracts or purchasing futures or options on futures that are listed on the COMEX.

While the Company believes its supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may result in reduced demand for the Company's products. From February 2, 2002 until May 4, 2002, the closing price of gold according to the Second London Gold Fix ranged from a low of $287 per ounce to a high of nearly $311 per ounce. There can be no assurances that fluctuations in the precious metals and credit markets would not result in an interruption of the Company's gold supply or the credit arrangements necessary to allow the Company to support its accounts receivable and continue the use of consigned gold.

On January 27, 1999, the Company repaid its long-term debt with the insurance companies by obtaining a loan from a new lender in the amount of $10,444,000. As collateral for the loan, the Company granted the lender a lien on the Company's machinery and equipment. The loan has an eight-year term and will accrue interest at 6.85%. The loan does not contain any restrictive financial covenants. At May 4, 2002, $7,614,000 of principal remained outstanding under the loan.

On February 10, 1999, Michael Anthony obtained a loan in the amount of $937,500. As collateral for the loan, the Company granted the lender a first mortgage on one of its manufacturing facilities. The mortgage has a fifteen-year term and accrues interest at an annual rate of 7.05%. At May 4, 2002, $813,000 of principal remained outstanding under the loan.

In October 1995, the Company obtained a loan from a bank in the amount of $2,500,000. As collateral for the loan, the Company granted the bank a first mortgage on the Company's corporate headquarters. The mortgage has a ten-year term and interest on the mortgage accrues at 8% per annum. In addition, the mortgage contains certain restrictive financial covenants. At May 4, 2002, the Company was in compliance with the covenants and $1,747,000 of principal remained outstanding under the mortgage.

On September 16, 1999, the Company acquired two buildings which house two manufacturing facilities, located at 70 and 60 South MacQuesten Parkway, Mount Vernon, NY from MacQuesten Realty Company for a price of $2,450,000. The Company incurred $929,000 of long term debt, which has a four-year term and accrues interest at an annual rate of 7.50%, and paid the balance with cash from its operations. At May 4, 2002, $368,000 of principal remained outstanding under the loan.

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 2, 2002 IS UNAUDITED)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The Company has a line of credit arrangement with a commercial bank which varies seasonally from $10,000,000 to $18,350,000 (the "Line of Credit"). The Line of Credit is secured by certain assets of the Company, including accounts receivable and inventory. As of May 4, 2002 $7,200,000 was outstanding under the Line of Credit.

During the three months ended May 4, 2002, cash used in operating activities was $5,278,000. During the comparable period of the prior year, the Company used $5,176,000 of cash in operating activities, primarily due to the increased accounts receivable and a decrease in the provision for sales returns.

Cash of $206,000 was used in investing activities as compared to $411,000 used during the comparable three-month period last year. The decrease is primarily due to decreases in the Company's purchase of machinery and equipment.

Cash of $3,456,000 was provided by financing activities during the three-month period, compared to $2,070,000 in the comparable period of the prior year. The increase was primarily due to the Company's borrowings on its line of credit.

For the balance of fiscal 2003, the Company projects capital expenditures of approximately $1,300,000.

The Company believes that its long-term debt and existing lines of credit provide sufficient funding for the Company's operations. In the event that the Company requires additional financing during fiscal 2003, it will be necessary to fund this requirement through expanded credit facilities with its existing or other lenders. The Company believes that such additional financing can be arranged.

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

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 2, 2002 IS UNAUDITED)

FORWARD LOOKING STATEMENTS (Cont'd)

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

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), which supersedes APB Opinion No. 16, "Business Combinations". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company has reviewed the statement, and has determined that the new standard does not have any effect on its financial statements.

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 2, 2002 IS UNAUDITED)

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)
----------------------------------------------

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS No. 142), which supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal 2003. The Company has reviewed the statement, and has determined that the new standard does not have any effect on its financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount of fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The Company has reviewed the statement, and has determined that the new standard does not have any effect on its financial statements.

In November 2001, the FASB Emerging Issues Task Force released Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The scope of Issue 01-9 includes vendor consideration to any purchasers of the vendor's products at any point along the distribution chain, regardless of whether the purchaser receiving the consideration is a direct customer of the vendor. Issue 01-9 is to be applied to annual or interim periods beginning after December 15, 2001. The Company has reviewed the statement, and has determined that the new standard does not have any effect on its financial statements.

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

                             MICHAEL ANTHONY JEWELERS, INC.


Dated: June 6, 2002          BY: /S/ ALLAN CORN
                             ----------------------------
                             Allan Corn
                             Senior Vice President and
                             Chief Financial Officer