Form 10-Q
period 2002-08-03
MICHAEL ANTHONY JEWELERS INC
filed 2002-09-16
CIK 799515

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter ended August 3, 2002

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

                                 (914) 699-0000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ] .

                                                     Number of Shares
                                                     Outstanding as of
          CLASS                                      September 12, 2002
          -----                                      ------------------

Common Stock, Par Value $.001                           6,245,000

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                          PAGE
                                                                          ----
PART I  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Condensed Balance Sheets,
           August 3, 2002 (Unaudited) and
             February 2, 2002 ............................................   3

         Consolidated Condensed Statements of Operations
           Three-Month and Six-Month Periods Ended
             August 3, 2002 and August 4, 2001 (Unaudited) ...............   4

         Consolidated Condensed Statement of Changes in
           Stockholders' Equity, Six-Month Period Ended
             August 3, 2002 (Unaudited)...................................   5

         Consolidated Condensed Statements of Cash Flows,
           Six-Month Period Ended
             August 3, 2002 and August 4, 2001 (Unaudited)................   6

         Notes to Consolidated Condensed Financial
           Statements.....................................................  7-10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS....................................................... 11-17

PART II  OTHER INFORMATION:

         Item 1 Through Item 6 ...........................................   18

         Signature Page...................................................   19

                         MICHAEL ANTHONY JEWELERS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               August 3,            February 2,
                                                                                 2002                   2002
                                                                             ------------            ---------
                                                                              (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and equivalents                                                       $    562             $  2,129
     Accounts receivable:
        Trade (less allowances of $1,163 and $4,255, respectively)                16,203               17,067
        Other                                                                        246                  153
     Inventories                                                                  26,266               25,826
     Prepaid expenses and other current assets                                     2,688                1,544
     Deferred taxes                                                                  672                  672
                                                                                --------             --------

          Total current assets                                                    46,637               47,391

PROPERTY, PLANT AND EQUIPMENT - net                                               16,442               17,605
OTHER ASSETS                                                                       1,035                  364
                                                                                --------             --------
                                                                                $ 64,114             $ 65,360
                                                                                ========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - trade                                                   $  3,737             $  2,321
     Line of credit                                                                6,200                3,300
     Current portion of long-term debt and lease liability                         1,885                1,820
     Taxes payable                                                                    72                1,274
     Accrued expenses                                                              2,311                3,952
                                                                                --------             --------

          Total current liabilities                                               14,205               12,667
                                                                                --------             --------

LONG-TERM DEBT                                                                     8,206                9,166
                                                                                --------             --------
DEFERRED TAXES                                                                        35                   35
                                                                                --------             --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock - par value $1.00 per share;
         1,000,000 shares authorized; none issued                                   --                   --
     Common stock - par value $.001 per share;
         20,000,000 shares authorized; 8,386,000
         and 8,329,000 shares issued and outstanding
         as of August 3, 2002 and February 2, 2002                                     8                    8
    Additional paid-in capital                                                    32,391               32,221
    Retained earnings                                                             15,711               17,753
     Accumulated other comprehensive income                                          (13)                 (61)
     Treasury stock, 2,143,000, as of August 3, 2002
         and February 2, 2002, respectively                                       (6,429)              (6,429)
                                                                                --------             --------

               Total stockholders' equity                                         41,668               43,492
                                                                                --------             --------

                                                                                $ 64,114             $ 65,335
                                                                                ========             ========


   See accompanying notes to the consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                        Three Months Ended                   Six Months Ended
                                                    --------------------------           ------------------------
                                                    August 3,         August 4,          August 3,       August 4,
                                                       2002             2001               2002             2001
                                                    --------          --------           --------        --------

NET SALES                                           $ 20,296          $ 28,210            $ 50,430        $ 57,386

COST OF GOODS SOLD                                    17,135            22,633              41,405          46,553
                                                    --------          --------            --------        --------

     GROSS PROFIT ON SALES                             3,161             5,577               9,025          10,833

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                              5,467             5,531              11,302          10,650
                                                    --------          --------            --------        --------

     OPERATING (LOSS)/INCOME                          (2,306)               46              (2,277)            183

OTHER INCOME/(EXPENSE):
     Gold consignment fee                               (268)             (407)               (579)           (657)
     Interest expense                                   (268)             (275)               (468)           (522)
     Interest income                                       5                 9                  11              43
     Other income                                          8                27                  19              34
                                                    --------          --------            --------        --------

     Total Other Expense                                (523)             (646)             (1,017)         (1,102)
                                                    --------          --------            --------        --------

LOSS BEFORE INCOME TAXES                              (2,829)             (600)             (3,294)           (919)

INCOME TAX BENEFIT                                    (1,075)             (234)             (1,252)           (349)
                                                    --------          --------            --------        --------

     NET LOSS                                       $ (1,754)         $   (366)           $ (2,042)       $   (570)
                                                    ========          ========            ========        ========

LOSS PER SHARE
   - BASIC AND DILUTED                              $   (.28)         $   (.06)           $   (.33)       $   (.09)
                                                    ========          ========            ========        ========

WEIGHTED AVERAGE NUMBER
   OF SHARES                                           6,242             6,198               6,239           6,209
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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)




                                                                          Accumulated
                                 Common Stock      Additional                Other         Treasury Stock
                                 ------------        Paid-In   Retained  Comprehensive     --------------
                               Shares     Dollars    Capital   Earnings  Income/(Loss)  Shares      Dollars      Total
                              --------   --------   --------   --------  ------------- --------    --------    --------
Balance -
February 2, 2002                 8,329   $      8   $ 32,221   $ 17,753    $    (61)     (2,143)   $ (6,429)   $ 43,492

Issuance of stock                   57       --          170       --          --          --          --           170

Comprehensive Income:

   Change in fair value of
      Cash flow hedges            --         --         --         --            48        --          --            48

Net loss                          --         --         --       (2,042)       --          --          --        (2,042)
                              --------   --------   --------   --------    --------    --------    --------    --------

Total Comprehensive
   income                         --         --         --       (2,042)         48        --          --        (1,994)
                              --------   --------   --------   --------    --------    --------    --------    --------

Balance - August 3, 2002         8,386   $      8   $ 32,391   $ 15,711    $    (13)     (2,143)   $ (6,429)   $ 41,668
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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    Six Months Ended
                                                                                    ----------------
                                                                               August 3,           August 4,
                                                                                 2002                2001
                                                                                 ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                   $ (2,042)             $   (570)
   Adjustments to reconcile net loss
     to net cash provided by operating activities:
             Depreciation and amortization                                       1,580                 1,763
             Provision for accounts receivable                                      88                  (229)
             Provision for sales returns                                        (2,951)                 (826)
             Issuance of stock                                                     170                    25
   (Increase)/decrease in operating assets:
             Accounts receivable                                                 3,634                (5,125)
             Inventories                                                          (440)               (6,878)
             Prepaid expenses and other current assets                          (1,144)                   36
             Other assets                                                         (677)                  183
   Increase/(decrease) in operating liabilities:
             Accounts payable                                                    1,416                   203
             Accrued expenses                                                   (1,593)                 (582)
             Taxes payable                                                      (1,202)                 (287)
                                                                              --------              --------

                    Net cash used in operating activities                       (3,161)              (12,287)
                                                                              --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment - net                                (411)                 (849)
                                                                              --------              --------

                    Net cash used in investing activities                         (411)                 (849)
                                                                              --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt
     and capital lease liabilities                                                (895)                 (834)
   Proceeds from line of credit                                                  2,900                 9,950
   Purchase of treasury stock                                                     --                     (80)
                                                                              --------              --------

                    Net cash provided by financing activities                    2,005                 9,036
                                                                              --------              --------

DECREASE IN CASH AND EQUIVALENTS                                                (1,567)               (4,100)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                      2,129                 4,114
                                                                              --------              --------

CASH AND EQUIVALENTS AT END OF PERIOD                                         $    562              $     14
                                                                              ========              ========


SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:

Cash paid during the period for:
Interest and gold consignment fees                                            $  1,089              $  1,142
Taxes                                                                         $    581              $   --

SUPPLEMENTAL DISCLOSURE OF
 NON-CASH INVESTING ACTIVITY:

Change in fair value of cash flow hedges                                      $     48              $    128


   See accompanying notes to the consolidated condensed financial statements.

                                      -21-
                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED AUGUST 3, 2002
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 2, 2002 IS UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     The unaudited condensed consolidated financial statements as of August 3, 2002 and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the 2002 Annual Report to Stockholders of Michael Anthony Jewelers, Inc. (the "Company").

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED AUGUST 3, 2002
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 2, 2002 IS UNAUDITED)

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

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We do not expect the adoption of this standard to have a material effect on our results of operations.

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED AUGUST 3, 2002
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 2, 2002 IS UNAUDITED)

2.   PRODUCT PRICING (Continued)
     ---------------

     The Company has recorded a $48,000 gain and a $128,000 loss as a component of accumulated other comprehensive income for the six months ended August 3, 2002 and August 4, 2001, respectively, related to the gold price hedge.

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

     The average selling price of gold in the current quarter was $314 per ounce compared to $272 per ounce for the quarter ended August 4, 2001.

3.   INVENTORIES
     -----------

     Inventories consist of:
                                           August 3,               February 2,
                                           2002                        2002
                                        ----------                   --------
                                        (Unaudited)
                                                    (In thousands)

               Finished goods             $48,178                   $42,151
               Work in process             20,907                    18,494
               Raw materials                7,534                     5,816
                                         --------                  --------
                                           76,619                    66,461
               Less:
               Consigned gold              50,353                    40,635
                                         --------                   -------

                                          $26,266                   $25,826
                                          =======                   =======

     Inventories as of August 3, 2002 and February 2, 2002 excluded approximately 165,000 and 143,000 ounces of gold on consignment, respectively.

4.   ACQUISITION
     -----------

     On August 8, 2002, the Company announced a business agreement with A&A Jewelers, Inc. Under the terms of the agreement, the Company will acquire the gold jewelry division of A&A, and at the same time, the Company will sell its family jewelry and special order division to A&A.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED AUGUST 3, 2002
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 2, 2002 IS UNAUDITED)

4.   ACQUISITION (Continued)
     -----------

      The purchase and sale will include inventory, models and molds, displays and fixtures, and manufacturing equipment. Included in other assets was $675,000 paid for models and molds. The Company is in the process of determining the final purchase price and the allocation among the assets. Not included in the transaction are accounts receivable, for which each respective company will handle all prior invoices and claims.

5.   EMPLOYEE RELATIONS
     ------------------

     Based upon a petition filed by a local union, the National Labor Relations Board has scheduled an election among certain employees of the Company to decide whether or not they desire union representation. The election has been scheduled for October 2, 2002. At this stage of the proceeding the outcome is uncertain.

     ITEM 2      MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 2, 2002 IS UNAUDITED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
------------------------------------------------
AUGUST 3, 2002 AND AUGUST 4, 2001
---------------------------------

Net sales for the three months ended August 3, 2002 were approximately $20,296,000, a decrease of 28.1% from net sales of approximately $28,210,000 for the comparable period last year. The decrease in sales was primarily due to a decrease in the amount of gold jewelry sold, which was offset in part due to increases in the sales prices due to an increase in the average market price of gold.

Gross profit margin decreased to approximately 15.6% of net sales for the three months ended August 3, 2002 compared to approximately 19.8% for the comparable period last year. Excluding the effect of the increase in the average market price of gold the gross profit margin would have been 17.1% for the three months ended August 3, 2002. The decrease in the gross profit margin is primarily due to the Company's more aggressive disposition of returns and a change in the product and customer mix.

Selling, general and administrative expenses for the three months ended August 3, 2002 were approximately $5,467,000, a decrease of $64,000 or 1.2% from approximately $5,531,000 for the comparable period last year. The decrease is primarily attributable to decreases in royalty and licensing expenses, which were offset in part by increases in advertising.

Other expenses which consist primarily of interest expense and gold consignment fees for the three months ended August 3, 2002 were approximately $523,000, a decrease of $123,000 or 19.0% compared to approximately $646,000 for the comparable period last year. The decrease was primarily due to the Company's lower consignment levels.

The effective income tax rate was approximately 38.0% for the three months ended August 3, 2002 and 39.0% for the three months ended August 4, 2001.

As a result of the above factors, the Company had a net loss for the three months ended August 3, 2002 of $1,754,000 compared to a net loss of $366,000 for the comparable period last year.

Basic and diluted loss per share for the three months ended August 3, 2002 was $.28 compared to $.06 for the comparable period last year on a .7% increase in weighted average shares outstanding.

     ITEM 2      MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 2, 2002 IS UNAUDITED)

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
----------------------------------------------
AUGUST 3, 2002 AND AUGUST 4, 2001
---------------------------------

Net sales for the six months ended August 3, 2002 were approximately $50,430,000, a decrease of 12.1% from net sales of approximately $57,386,000 for the comparable period last year. The decrease in sales was primarily due to a decrease in the amount of gold jewelry sold, which was offset in part due to increases in the sales prices due to an increase in the average market price of gold.

Gross profit margin decreased to approximately 17.9% of net sales for the six months ended August 3, 2002 compared to approximately 18.9% for the comparable period last year. Excluding the effect of the increase in the average market price of gold the gross profit margin would have been 19.0% for the six months ended August 3, 2002.

Selling, general and administrative expenses for the six months ended August 3, 2002 were approximately $11,302,000, an increase of $652,000 or 6.1% from approximately $10,650,000 for the comparable period last year. The increase is primarily attributable to increases in payroll and payroll related expenses and advertising expenses, which were offset in part by decreases in royalty and licensing expenses.

Other expenses which consist primarily of interest expense and gold consignment fees for the six months ended August 3, 2002 were approximately $1,017,000, a decrease of $85,000 or 7.7% compared to approximately $1,102,000 for the comparable period last year. The decrease was primarily due to the Company's lower consignment levels.

The effective income tax rate was approximately 38.0% for the six months ended August 3, 2002 and 38.0% for the six months ended August 4, 2001.

As a result of the above factors, the Company had a net loss for the six months ended August 3, 2002 of $2,042,000 compared to a net loss of $570,000 for the comparable period last year.

Basic and diluted loss per share for the six months ended August 3, 2002 was $.33 compared to $.09 for the comparable period last year on a .5% increase in weighted average shares outstanding.

     ITEM 2      MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 2, 2002 IS UNAUDITED)

Liquidity and Capital Resources
-------------------------------

The Company relies on a gold consignment program, short-term and long-term borrowings and internally generated funds to finance its operations. The Company fills most of its gold supply needs through gold consignment arrangements with the Gold Lenders. Under the terms of those arrangements, the Company is entitled to lease the lesser of (i) an aggregate of 257,000 ounces of fine gold or (ii) consigned gold with an aggregate value equal to $86,350,000.

The consigned gold is secured by certain property of the Company including inventory and machinery and equipment. The Company pays the Gold Lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix.

The Company believes that its financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to the Company. As of August 3, 2002, the Company held approximately 165,000 ounces of gold on consignment with a market value of approximately $50,353,000.

The consignment agreements contain certain restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and each of the agreements requires the Company to own a specific amount of gold at all times. At August 3, 2002, the Company was in compliance with the covenants in its consignment agreements and the Company's owned gold inventory was valued at approximately $4,512,000. Management believes that the supply of gold available through the Company's gold consignment arrangements, in conjunction with the Company's owned gold, is sufficient to meet the Company's requirements.

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

While the Company believes its supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may result in reduced demand for the Company's products. From February 2, 2002 until August 3, 2002, the closing price of gold according to the Second London Gold Fix ranged from a low of $287 per ounce to a high of nearly $327 per ounce. There can be no assurances that fluctuations in the precious metals and credit markets would not result in an interruption of the Company's gold supply or the credit arrangements necessary to allow the Company to support its accounts receivable and continue the use of consigned gold.

On January 27, 1999, the Company repaid its long-term debt with the insurance companies by obtaining a loan from a new lender in the amount of $10,444,000. As collateral for the loan, the Company granted the lender a lien on the Company's machinery and equipment. The loan has an eight-year term and will accrue interest at 6.85%. The loan does not contain any restrictive financial covenants. At August 3, 2002, $7,272,000 of principal remained outstanding under the loan.

On February 10, 1999, Michael Anthony obtained a loan in the amount of $937,500. As collateral for the loan, the Company granted the lender a first mortgage on one of its manufacturing facilities. The mortgage has a fifteen-year term and accrues interest at an annual rate of 7.05%. At August 3, 2002, $801,000 of principal remained outstanding under the loan.

In October 1995, the Company obtained a loan from a bank in the amount of $2,500,000. As collateral for the loan, the Company granted the bank a first mortgage on the Company's corporate headquarters. The mortgage has a ten-year term and interest on the mortgage accrues at 8% per annum. In addition, the mortgage contains certain restrictive financial covenants. At August 3, 2002, the Company was in compliance with the covenants and $1,710,000 of principal remained outstanding under the mortgage.

On September 16, 1999, the Company acquired two buildings which house two manufacturing facilities, located at 70 and 60 South MacQuesten Parkway, Mount Vernon, NY from MacQuesten Realty Company for a price of $2,450,000. The Company incurred $929,000 of long term debt, which has a four-year term and accrues interest at an annual rate of 7.50%, and paid the balance with cash from its operations. At August 3, 2002, $307,000 of principal remained outstanding under the loan.

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 2, 2002 IS UNAUDITED)

Liquidity and Capital Resources (Continued)
-------------------------------

The Company has a line of credit arrangement with a commercial bank which varies seasonally from $10,000,000 to $18,350,000 (the "Line of Credit"). The Line of Credit is secured by certain assets of the Company, including accounts receivable and inventory. As of August 3, 2002 $6,200,000 was outstanding under the Line of Credit.

During the six months ended August 3, 2002, cash used in operating activities was $3,161,000. During the comparable period of the prior year, the Company used $12,287,000 of cash in operating activities, primarily due to the increased accounts receivable and inventories.

Cash of $411,000 was used in investing activities as compared to $849,000 used during the comparable six-month period last year. The decrease is primarily due to decreases in the Company's purchase of machinery and equipment.

Cash of $2,005,000 was provided by financing activities during the six-month period, compared to $9,036,000 in the comparable period of the prior year. The decrease was primarily due to the Company's decreased borrowings on its line of credit as compared to the six months ended August 4, 2001.

For the balance of fiscal 2003, the Company projects capital expenditures of approximately $1,100,000.

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

 In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We do not expect the adoption of this standard to have a material effect on our results of operations.

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

         (a)      Exhibits
                  --------
                  None

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




                                         MICHAEL ANTHONY JEWELERS, INC.


Dated: September 13, 2002                By: /s/ Allan Corn
                                         --------------------------------------
                                          Allan Corn
                                          Senior Vice President and
                                          Chief Financial Officer

                                    EXHIBIT A
                                    ---------



                            CERTIFICATION PURSUAT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Michael Anthony Jewelers, Inc. (the "Company") on Form 10-Q for the period ending August 3, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael
W. Paolercio, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) the Report fully complies with the requirements of section 13(a) or 159(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Michael W. Paolercio
----------------------------
Michael W. Paolercio
Chief Executive Officer

September 13, 2002

                                    EXHIBIT A
                                    ---------




                            CERTIFICATION PURSUAT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Michael Anthony Jewelers, Inc. (the "Company") on Form 10-Q for the period ending August 3, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Allan Corn, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) the Report fully complies with the requirements of section 13(a) or 159(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Allan Corn
------------------------
Allan Corn
Chief Financial Officer

September 13, 2002