Form 10-Q
period 2002-11-02
MICHAEL ANTHONY JEWELERS INC
filed 2002-12-16
CIK 799515

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter ended November 2, 2002

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

                                                      Number of Shares
                                                     Outstanding as of
                  CLASS                              December 13, 2002
                  -----                              -----------------
Common Stock, Par Value $.001                           6,245,000

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

       Consolidated Condensed Balance Sheets,
         November 2, 2002 (Unaudited) and
           February 2, 2002............................................       3

       Consolidated Condensed Statements of Operations
         Three-Month and Nine-Month Periods Ended
           November 2, 2002 and November 3, 2001 (Unaudited) ..........       4

       Consolidated Condensed Statement of Changes in
         Stockholders' Equity, Nine-Month Period Ended
           November 2, 2002 (Unaudited)................................       5

       Consolidated Condensed Statements of Cash Flows,
         Nine-Month Periods Ended
           November 2, 2002 and November 3, 2001 (Unaudited)...........       6

       Notes to Consolidated Condensed Financial
         Statements....................................................    7-10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS...............................................   11-16

PART II  OTHER INFORMATION:

            Item 1 Through Item 6 .....................................      17

            Signature Page.............................................      18

            Certifications of Principle Executive Officer and
            Principle Financial Officer................................   19-24

                         MICHAEL ANTHONY JEWELERS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           November 2,     February 2,
                                                                              2002            2002
                                                                              ----            ----
                                                                          (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and equivalents                                                   $    624        $  2,129
     Accounts receivable:
        Trade (less allowances of $2,817 and $4,255, respectively)            32,826          17,067
        Other                                                                    192             153
     Inventories                                                              28,321          25,826
     Prepaid expenses and other current assets                                 2,693           1,544
     Deferred taxes                                                              672             672
                                                                            --------        --------
          Total current assets                                                65,328          47,391

PROPERTY, PLANT AND EQUIPMENT - net                                           16,204          17,605
INTANGIBLES - net                                                                469              --
OTHER ASSETS                                                                     358             364
                                                                            --------        --------
                                                                            $ 82,359        $ 65,360
                                                                            ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - trade                                               $  8,146        $  2,321
     Line of credit                                                           19,200           3,300
     Current portion of long-term debt and lease liability                     1,907           1,820
     Taxes payable                                                                93           1,274
     Accrued expenses                                                          4,159           3,952
                                                                            --------        --------
          Total current liabilities                                           33,505          12,667
                                                                            --------        --------
LONG-TERM DEBT                                                                 7,725           9,166
                                                                            --------        --------
DEFERRED TAXES                                                                    35              35
                                                                            --------        --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock - par value $1.00 per share;
            1,000,000 shares authorized; none issued                              --              --
     Common stock - par value $.001 per share;
            20,000,000 shares authorized; 8,386,000
            and 8,329,000 shares issued and outstanding
            as of November 2, 2002 and February 2, 2002                            8               8
    Additional paid-in capital                                                32,391          32,221
    Retained earnings                                                         15,131          17,753
     Accumulated other comprehensive income                                       (7)            (61)
     Treasury stock, 2,143,000 shares,
             as of November 2, 2002 and February 2, 2002 respectively         (6,429)         (6,429)
                                                                            --------        --------
               Total stockholders' equity                                     41,094          43,492
                                                                            --------        --------
                                                                            $ 82,359        $ 65,360
                                                                            ========        ========

   See accompanying notes to the consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                             Three Months Ended                 Nine Months Ended
                                             ------------------                 -----------------
                                         November 2,      November 3,       November 2,     November 3,
                                            2002              2001             2002            2001
                                            ----              ----             ----            ----
NET SALES                                $39,593            $50,981          $90,023         $108,367
COST OF GOODS SOLD                        32,009             40,027           73,414           86,580
                                         -------            -------          -------         --------
     GROSS PROFIT ON SALES                 7,584             10,954           16,609           21,787

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                  7,894              7,631           19,196           18,281
                                         -------            -------          -------         --------
     OPERATING (LOSS)/INCOME                (310)             3,323           (2,587)           3,506

OTHER INCOME/(EXPENSE):
     Gold consignment fee                   (313)              (428)            (892)          (1,088)
     Interest expense                       (320)              (463)            (788)            (982)
     Interest income                           7                  1               18               49
     Other (expense)/income                   (1)                15               18               44
                                         -------            -------          -------         --------
     Total Other Expense                    (627)              (875)          (1,644)          (1,977)
                                         -------            -------          -------         --------
(LOSS)/INCOME BEFORE INCOME TAXES           (937)             2,448           (4,231)           1,529

INCOME TAX (BENEFIT)/PROVISION              (357)               930           (1,609)             580
                                         -------            -------          -------         --------
     NET (LOSS)/INCOME                   $  (580)           $ 1,518          $(2,622)        $    949
                                         =======            =======          =======         ========
(LOSS)/INCOME PER SHARE  - BASIC         $  (.09)           $   .25          $  (.42)        $    .15
                                         =======            =======          =======         ========
(LOSS)/INCOME PER SHARE  - DILUTED       $  (.09)           $   .24          $  (.42)        $    .15
                                         =======            =======          =======         ========
WEIGHTED AVERAGE NUMBER
   OF SHARES - BASIC                       6,245              6,192            6,241            6,206
                                         =======            =======          =======         ========
WEIGHTED AVERAGE NUMBER
   OF SHARES - DILUTED                     6,245              6,232            6,241            6,214
                                         =======            =======          =======         ========

   See accompanying notes to the consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                  Common Stock      Additional                  Accumulated Other      Treasury Stock
                               ------------------    Paid-In       Retained      Comprehensive      ------------------
                               Shares     Dollars    Capital       Earnings       Income/(Loss)     Shares     Dollars     Total
                               ------     -------    -------       --------      --------------     ------     -------     -----
Balance -
February 2, 2002               8,329        $ 8      $32,221      $ 17,753            $(61)         (2,143)   $(6,429)    $ 43,492

Issuance of stock                 57         --          170            --              --              --         --          170

Comprehensive Income:

   Change in fair value of
      Cash flow hedges            --         --           --            --              54              --         --           54

Net loss                          --         --           --        (2,622)             --              --         --       (2,622)
                               -----        ---      -------      --------            ----          ------    -------     --------
Total Comprehensive
   income                         --         --           --        (2,622)             54              --         --       (2,568)
                               -----        ---      -------      --------            ----          ------    -------     --------
Balance -
   November 2, 2002            8,386        $ 8      $32,391      $ 15,131            $ (7)         (2,143)   $(6,429)    $ 41,094
                               =====        ===      =======      ========            ====          ======    =======     ========

   See accompanying notes to the consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 Nine Months Ended
                                                                                 -----------------
                                                                             November 2,      November 3,
                                                                               2002             2001
                                                                               ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)/income                                                         $ (2,622)       $    949
   Adjustments to reconcile net loss
     to net cash provided by operating activities:
          Depreciation and amortization                                         2,359           2,580
          Provision for accounts receivable                                       213             234
          Provision for sales returns                                          (1,451)             --
          Issuance of stock                                                       170              25
          Loss on sale of property                                                  8              --
   (Increase)/decrease in operating assets:
          Accounts receivable                                                 (14,560)        (27,201)
          Inventories                                                          (2,495)         (6,138)
          Prepaid expenses and other current assets                            (1,149)            (88)
          Other assets                                                             --             298
   Increase/(decrease) in operating liabilities:
          Accounts payable                                                      5,825           6,010
          Accrued expenses                                                        261             534
          Taxes payable                                                        (1,181)            642
                                                                             --------        --------
           Net cash used in operating activities                              (14,622)        (22,155)
                                                                             --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment - net                               (910)         (1,045)
   Acquisition                                                                   (519)             --
                                                                             --------        --------
                  Net cash used in investing activities                        (1,429)         (1,045)
                                                                             --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt
     and capital lease liabilities                                             (1,354)         (1,262)
   Proceeds from line of credit                                                15,900          24,000
   Purchase of treasury stock                                                      --             (80)
                                                                             --------        --------
                   Net cash provided by/(used in) financing activities         14,546          22,658
                                                                             --------        --------
DECREASE IN CASH AND EQUIVALENTS                                               (1,505)           (542)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                     2,129           4,114
                                                                             --------        --------
CASH AND EQUIVALENTS AT END OF PERIOD                                        $    624        $  3,572
                                                                             ========        ========
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:

Cash paid during the period for:
Interest and gold consignment fees                                           $  1,610        $  1,884
Taxes                                                                        $     --        $     --

SUPPLEMENTAL DISCLOSURE OF
 NON-CASH INVESTING ACTIVITY:

Change in fair value of cash flow hedges                                     $     54        $    103

   See accompanying notes to the consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR QUARTER ENDED NOVEMBER 2, 2002
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 2, 2002 IS UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The unaudited condensed consolidated financial statements as of November 2, 2002 and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the 2002 Annual Report to Stockholders of Michael Anthony Jewelers, Inc. (the "Company").

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

      Effect of Recently Issued Accounting Standards

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS No. 142), which supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal 2003. The Company has reviewed the statement, and has determined that, currently, the new standard does not have any effect on its financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR QUARTER ENDED NOVEMBER 2, 2002
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 2, 2002 IS UNAUDITED)

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR QUARTER ENDED NOVEMBER 2, 2002
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 2, 2002 IS UNAUDITED)

2.    PRODUCT PRICING (Continued)

      The Company has recorded a $6,000 and $54,000 gain, and a $25,000 and $103,000 loss as a component of accumulated other comprehensive income for the three and nine months ended November 2, 2002 and November 3, 2001, respectively, related to the gold price hedge.

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

      The average selling price of gold in the current quarter was $314 per ounce compared to $276 per ounce for the quarter ended November 3, 2001.

3.    INVENTORIES

      Inventories consist of:

                                          November 2,          February 2,
                                            2002                   2002
                                         ----------              --------
                                         (Unaudited)
                                                   (In thousands)
                    Finished goods         $52,784                $42,151
                    Work in process         21,716                 18,494
                    Raw materials            9,235                  5,816
                                           -------                -------
                                            83,735                 66,461
                    Less:
                    Consigned gold          55,414                 40,635
                                           -------                -------
                                           $28,321                $25,826
                                           =======                =======

      Inventories as of November 2, 2002 and February 2, 2002 excluded approximately 173,000 and 143,000 ounces of gold on consignment, respectively.

4.    ACQUISITION

      On July 30, 2002, the Company acquired the gold jewelry division of A&A Jewelers, Inc. ("A&A"). Under the terms of the agreement, the Company will acquire the molds and inventory of A&A, and at the same time, sell its family jewelry and special order division of A&A. As a result of this acquisition, the Company expects to increase sales to its existing customers.

                MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR QUARTER ENDED NOVEMBER 2, 2002
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 2, 2002 IS UNAUDITED)

4.    ACQUISITION (Continued)

      The acquisition was accounted for under the purchase method of accounting. No goodwill was recognized as a result of this transaction. The aggregate purchase price was $1,180. Part of the purchase was offset by the sale of other assets.

      The following table summarizes the estimated fair values for the assets acquired, no liabilities were assumed at the date of acquisition.

                   Inventory                           $  300
                   Molds and Models                       360
                   Intangibles - covenant
                     not to compete                       520
                                                       ------
                   Total assets acquired               $1,180
                                                       ======

      The acquired intangible asset of $520 will be amortized over 5 years, of which the net amount is included in other assets.

5.    EMPLOYEE RELATIONS

      Based upon a petition filed by a local union, the National Labor Relations Board has scheduled an election among certain employees of the Company to decide whether or not they desire union representation. The election was held on October 2, 2002. The employees of Michael Anthony Jewelers, Inc. voted not to be represented. The Company incurred approximately $134,000 in legal fees for the three months ended November 2, 2002 in relation to the union. Labor dispute objections have been filed with the National Labor Relations Board. The Company is in the process of responding to the objections.

6.    COVENANT COMPLIANCE

      At November 2, 2002, the Company was not in compliance with one of the financial covenants in its Gold Lender consignment agreements, but received a waiver. The Company also does not expect to be in compliance at the end of fiscal 2003 but expects the covenant to be amended for that period.

             ITEM 2 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 2, 2002 IS UNAUDITED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
NOVEMBER 2, 2002 AND NOVEMBER 3, 2001

Net sales for the three months ended November 2, 2002 were approximately $39,593,000, a decrease of 22.3% from net sales of approximately $50,981,000 for the comparable period last year. The decrease in sales was primarily due to a decrease in the amount of gold jewelry sold, which was offset in part by increases in the sales prices due to an increase in the average market price of gold.

Gross profit margin decreased to approximately 19.2% of net sales for the three months ended November 2, 2002 compared to approximately 21.5% for the comparable period last year. Excluding the effect of the increase in the average market price of gold, the gross profit margin would have been 20.7% for the three months ended November 2, 2002. The decrease in the gross profit margin is primarily due to the Company's more aggressive disposition of returns, competitive market pressures, and a change in the product and customer mix.

Selling, general and administrative expenses for the three months ended November 2, 2002 were approximately $7,894,000, an increase of $263,000 or 3.4% from approximately $7,631,000 for the comparable period last year. The increase is primarily attributable to increases in advertising and legal fees related to the labor dispute which were offset in part by decreases in packaging and packaging related expenses, royalty and licensing expenses.

Other expenses which consist primarily of interest expense and gold consignment fees for the three months ended November 2, 2002 were approximately $627,000, a decrease of $248,000 or 28.3% compared to approximately $875,000 for the comparable period last year. The decrease was primarily due to the Company's lower consignment levels and the decreased interest rate on the borrowings under the Company's Line of Credit.

The effective income tax rate was approximately 38.1% for the three months ended November 2, 2002 and 38.0% for the three months ended November 3, 2001.

As a result of the above factors, the Company had a net loss for the three months ended November 2, 2002 of $580,000 compared to net income of $1,518,000 for the comparable period last year.

Diluted loss per share for the three months ended November 2, 2002 were $.09 compared to income per share of $.24 for the comparable period last year on a ..2% increase in weighted average shares outstanding.

             ITEM 2 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 2, 2002 IS UNAUDITED)

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
NOVEMBER 2, 2002 AND NOVEMBER 3, 2001

Net sales for the nine months ended November 2, 2002 were approximately $90,023,000, a decrease of 16.9% from net sales of approximately $108,367,000 for the comparable period last year. The decrease in sales was primarily due to a decrease in the amount of gold jewelry sold, which was offset in part by increases in the sales prices due to an increase in the average market price of gold.

Gross profit margin decreased to approximately 18.5% of net sales for the nine months ended November 2, 2002 compared to approximately 20.1% for the comparable period last year. Excluding the effect of the increase in the average market price of gold, the gross profit margin would have been 19.8% for the nine months ended November 2, 2002. The decrease in the gross profit margin is primarily due to the Company's more aggressive disposition of returns, competitive market pressures, and a change in the product and customer mix.

Selling, general and administrative expenses for the nine months ended November 2, 2002 were approximately $19,196,000, an increase of $915,000 or 5.0% from approximately $18,281,000 for the comparable period last year. The increase is primarily attributable to increases in advertising expenses, payroll and payroll related expenses, and legal fees related to the labor dispute, which were offset in part by decreases in packaging and packaging related expenses, royalty and licensing expenses.

Other expenses which consist primarily of interest expense and gold consignment fees for the nine months ended November 2, 2002 were approximately $1,644,000, a decrease of $333,000 or 16.8% compared to approximately $1,977,000 for the comparable period last year. The decrease was primarily due to the Company's lower consignment levels and the decreased interest rate on the borrowings under the Company's Line of Credit.

The effective income tax rate was approximately 38.0% for the nine months ended November 2, 2002 and 38.0% for the nine months ended November 3, 2001.

As a result of the above factors, the Company had a net loss for the nine months ended November 2, 2002 of $2,622,000 compared to net income of $949,000 for the comparable period last year.

Diluted loss per share for the nine months ended November 2, 2002 were $.42 compared to income per share of $.15 for the comparable period last year on a ..4% increase in weighted average shares outstanding.

             ITEM 2 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 2, 2002 IS UNAUDITED)

Liquidity and Capital Resources

The Company relies on a gold consignment program, short-term and long-term borrowings and internally generated funds to finance its operations. The Company fills most of its gold supply needs through gold consignment arrangements with the Gold Lenders. Under the terms of those arrangements, the Company is entitled to lease the lesser of (i) an aggregate of 228,000 ounces of fine gold or (ii) consigned gold with an aggregate value equal to $79,150,000.

The consigned gold is secured by certain property of the Company including inventory and machinery and equipment. The Company pays the Gold Lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix.

The Company believes that its financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to the Company. As of November 2, 2002, the Company held approximately 173,000 ounces of gold on consignment with a market value of approximately $55,414,000.

The consignment agreements contain certain restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and each of the agreements requires the Company to own a specific amount of gold at all times. At November 2, 2002, the Company was not compliance with one of the financial covenants in its consignment agreements, but received a waiver. The Company also does not expect to be in compliance at the end of Fiscal 2003, but expects the covenant to be amended for that period. Based upon the Company's changing business model with regard to manufacturing and outsourcing as well as the Company's sales performance, the Company has begun the process of discussing changes in the structure of its gold consignment arrangements with the Gold Lenders. One of the Company's Gold Lenders has reduced their gold ounce line by 30,000 ounces. The Company believes that the revised arrangements will be sufficient for the Company to continue to execute on its new business model. The Company's owned gold inventory was valued at approximately $5,816,000. Management believes that the supply of gold available through the Company's gold consignment arrangements, in conjunction with the Company's owned gold, is sufficient to meet the Company's requirements.

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

While the Company believes its supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may result in reduced demand for the Company's products. From February 2, 2002 until November 2, 2002, the closing price of gold according to the Second London Gold Fix ranged from a low of $287 per ounce to a high of nearly $327 per ounce. There can be no assurances that fluctuations in the precious metals and credit markets would not result in an interruption of the Company's gold supply or the credit arrangements necessary to allow the Company to support its accounts receivable and continue the use of consigned gold.

The Company has a line of credit arrangement with a commercial bank which varies seasonally from $10,000,000 to $24,000,000 (the "Line of Credit"). The Line of Credit is secured by certain assets of the Company, including accounts receivable and inventory. As of November 2, 2002 $19,200,000 was outstanding under the Line of Credit.

During the nine months ended November 2, 2002, cash used in operating activities was $14,622,000. During the comparable period of the prior year, the Company used $22,155,000 of cash in operating activities, primarily due to the decrease in accounts receivable and inventories.

Cash of $1,429,000 was used in investing activities as compared to $1,045,000 used during the comparable nine-month period last year. The increase is due to the Company's purchase of the gold jewelry division of A&A Jewelers, Inc.

Cash of $14,546,000 was provided by financing activities during the nine-month period, compared to $22,658,000 in the comparable period of the prior year. The decrease was primarily due to the Company's decreased borrowings on its line of credit as compared to the nine months ended November 2, 2002.

             ITEM 2 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 2, 2002 IS UNAUDITED)

Liquidity and Capital Resources (Continued)

For the balance of fiscal 2003, the Company projects capital expenditures of approximately $150,000.

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

Forward Looking Statements (Continued)

Effect of Recently Issued Accounting Standards.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS No. 142), which supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal 2003. The Company has reviewed the statement, and has determined that, currently, the new standard does not have any effect on its financial statements.

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

      (a)   Exhibits
            None

     (b)    Reports on Form 8-K
            Not applicable.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MICHAEL ANTHONY JEWELERS, INC.


Dated: December 13, 2002                     By: /s/ Allan Corn
                                                 -------------------------------
                                                 Allan Corn
                                                 Senior Vice President and
                                                 Chief Financial Officer

                  SARBANES-OXLEY SECTION 302(A) CERTIFICATIONS

I, Michael W. Paolercio, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Michael Anthony Jewelers, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent valuation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         Date:    December 13, 2002
                                         /s/ Michael W. Paolercio
                                         Chief Executive Officer

                  SARBANES-OXLEY SECTION 302(A) CERTIFICATIONS

I, Allan Corn, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Michael Anthony Jewelers, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent valuation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         Date:    December 13, 2002
                                         /s/ Allan Corn
                                         Chief Financial Officer