Form 10-K
period 2003-02-01
MICHAEL ANTHONY JEWELERS INC
filed 2003-05-01
CIK 799515

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2003
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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         The aggregate market value of the voting and non voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the registrant's common stock as reported on the American Stock Exchange composite tape on August 2, 2002, was approximately $7,955,000.

         As of April 22, 2003, there were 6,245,000 shares outstanding of Michael Anthony's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Part III Portions, as specified herein, of registrant's Definitive Proxy Statement for Annual Meeting of Stockholders for Fiscal 2003 (to be filed within 120 days of end of fiscal year).

         PART I

ITEM 1. BUSINESS.

GENERAL

         Michael Anthony Jewelers, Inc. ("Michael Anthony") is a leading designer, marketer and manufacturer of affordable branded fine jewelry in the United States. We sell our jewelry directly to jewelry chain stores, discount stores, department stores, television home shopping networks, and wholesalers. Our jewelry is targeted towards the middle market, which generally retails between $20 and $200 and between $300 and $2,500 for watches. Our products include rope chain, bracelets, charms, pendants, earrings, rings and watches. Our products are sold in over 20,000 retail locations nationwide.

         Our home page on the Internet is www.michaelanthony.com. You can learn about Michael Anthony and link to our periodic reports by visiting that site.

         Michael Anthony was organized as a Delaware corporation in 1986 and is the successor to Michael Anthony Jewelers, Inc., a New York corporation, organized in 1977.

         In July 2002, The Company decided to restructure certain aspects of its business and operations whereby the Corporation formed three wholly owned subsidiaries to take responsibility for different functions of the business of the Corporation.

         The Corporation established a limited liability company under the laws of the State of New York named Michael Anthony Jewelers Manufacturing, LLC, of which the Corporation and Mount Vernon Distributors, Inc., a wholly-owned subsidiary of the Corporation, are the members, and its primary purpose is to engage in manufacturing.

         The Corporation established a limited liability company under the laws of the State of New York named Michael Anthony Jewelers Sales and Distribution, LLC, of which the Corporation and Mount Vernon Distributors, Inc., a wholly-owned subsidiary of the Corporation, are the members, and its primary purpose is sales and distribution functions.

         The Corporation established a business corporation under the laws of the State of New York named Michael Anthony Jewelers Real Estate, Inc., of which the Corporation shall be the sole shareholder and the primary purpose of which shall be owning, holding and managing real property used by the Corporation and its affiliates.

FISCAL YEAR

         On March 14, 2003, the Board of Directors of Michael Anthony Jewelers, Inc. (the "Company") approved a change in the Company's fiscal year end from the date that falls on the last Saturday that is closest to the end of January to December, a 52/53 week year ending on the Saturday closest to December 31st, effective February 2, 2003.

         Fiscal years ended February 1, 2003, February 2, 2002, and January 27, 2001, were comprised of 52, 53 and 52 weeks, respectively.

         As used throughout this document, (a) fiscal 2003 refers to the fiscal year ended February 1, 2003 (b) fiscal 2002 refers to the fiscal year ended February 2, 2002, and (c) fiscal 2001 refers to the fiscal year ended January 27, 2001.

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

         The table below sets forth the approximate percentage of (a) sales and
(b) kilograms shipped in fiscal years 2003, 2002 and 2001, respectively, attributable to each of Michael Anthony's product categories.

                                           Fiscal                     Fiscal                    Fiscal
                                            2003                       2002                      2001
                                    -------------------        -------------------       -------------------
                                                  % of                      % of                      % of
                                    % of       Kilograms       % of       Kilograms      % of       Kilograms
                                    Sales       Shipped        Sales       Shipped       Sales       Shipped
                                    -----       -------        -----       -------       -----       -------
Casted charms/rings                  31            28           30           26           30           25
Chains                               37            44           43           51           43           53
Stamped/tubed  earrings              15            13           14           12           10            8
Watches and other items              17            15           13           11           17           14

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

         We believe that our future success will depend, in part, on our ability to enhance existing product lines and develop new styles and products to meet an expanding range of customer requirements. As of April 7, 2003, our product development staff consisted of 14 full time employees. Product development expenses for molds and models for fiscal 2003 were approximately $760,000. We anticipate that we will continue to commit substantial resources to product development.

MANUFACTURING PROCESS

         Our manufacturing facilities are located in Mount Vernon, New York and Santo Domingo, Dominican Republic.. We utilize manufacturing processes that combine modern technology and mechanization with hand craftsmanship to produce fashionable and affordable gold jewelry. Our manufacturing processes include:

1. the casting (or lost wax) method, which is a long-standing jewelry manufacturing process;

2. a photo etching process, which has allowed Michael Anthony to enter the lower priced segment of the market through production of ultra light weight products; and

3. the diamond cut process, which produces a sparkling effect on a finished piece of gold jewelry.

         The machinery on which we manufacture our rope chain products can operate 24 hours a day and requires minimal direct labor. This has enabled us to become one of the lowest cost producers of rope chain in the world.

         During fiscal 2003, Michael Anthony manufactured approximately 81% of its products from gold bullion and other raw materials and purchased approximately 19% of its product as semi-finished or finished goods. This represents an increase of 8% in purchased products as compared to last year. Michael Anthony does not believe the loss of any supplier would have a material adverse effect on its business. Alternative sources of supply for the goods purchased by Michael Anthony are readily available.

OPEN ORDERS

         As of April 7, 2003, the aggregate dollar value of open orders was approximately $6,300,000. We expect that substantially all of the current orders will be shipped in the next 90 days. We do not believe that open orders are indicative of our future results of operations, as open orders as of any given date are not necessarily indicative of sales trends.

MARKETING AND SALES

         We market and sell our jewelry primarily through our in-house sales force. Sales are made by our sales personnel primarily at our showroom in Mount Vernon, New York and direct presentations at customers' locations. Products are promoted through the use of catalogues, flyers, advertisements in trade publications, trade show exhibitions and cooperative advertising allowances with certain customers.

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

To better meet our customers' needs, we have a wide range of customer service programs:

         1. inventory management assistance through electronic data interchange;

         2.       customized packaging and bar coding; and

         3.       computerized analysis of sales and marketing trends.

         Our vertical integration and customer service programs enable us to be responsive to our customers' needs. We manufacture and deliver most orders on a timely and more cost-effective basis than many of our competitors.

         Our jewelry is sold primarily to jewelry chain stores, discount stores, department stores, television home shopping networks, and wholesalers. We assist our customers in allocating their purchasing budget among the items in the various product lines. We advise them of items having higher consumer demand as determined by Michael Anthony's computerized market analysis. Prices vary on the basis of service required by customers. We ship our products in bulk to wholesale distributors. For certain retail jewelry chains, we prepackage and price tag most items. We then ship an order of many different items to distribution centers and stores in the chain. We provide additional services to certain customers to meet their specific marketing needs, such as tagging, boxing and point-of-sale displays.

         We also ship our jewelry to a limited number of customers on a consignment basis. Through these arrangements, we deliver our products on consignment, and when sold to consumers, the retailer pays Michael Anthony for the consigned merchandise. Consigned merchandise is subject to our own consignment arrangements with our gold lenders. See Item 1. "Business - Supply; Related Financing Arrangements" and Item 7. "Management's Discussion And Analysis Of Financial Condition And Results of Operations - Liquidity and Capital Resources."

         During fiscal 2003, sales to the five largest of Michael Anthony's customers totaled approximately 57% of total net sales. Our four largest customers were Wal-Mart, J.C. Penney, Home Shopping Network and Sterling, Inc., accounting for 16.2%, 13.5%, 11.5% and 10.8%, respectively, of net sales. None of Michael Anthony's customers are prohibited from purchasing products from our competitors.

         We reduce gross sales by the amount of returns and discounts to determine net sales each month. Each month we establish a reserve for returns based on our historical experience, the amount of gross sales and the customer base. The total of actual returns and the provision for the returns reserve amounted to approximately 13.8%, 11.5% and 12.2% of gross sales in each of fiscal 2003, fiscal 2002 and fiscal 2001, respectively. For further information regarding the reserve for returns, see Note 1 - Notes to Consolidated Financial Statements.

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

SEASONAL NATURE OF BUSINESS

         Our business is seasonal in nature. Presented below are our net sales for each quarter of fiscal 2003, fiscal 2002 and fiscal 2001:

                                                                             NET                     % OF
                                                                            SALES                  NET SALES
                                                                      ----------------             ---------
                                                                      ($ IN THOUSANDS)
Fiscal 2003 Ended February 1, 2003
     First Quarter                                                           $30,134                   26%
     Second Quarter                                                          $20,296                   17%
     Third Quarter                                                           $39,593                   33%
     Fourth Quarter                                                          $28,557                   24%

Fiscal 2002 Ended February 2, 2002
     First Quarter                                                           $29,176                   21%
     Second Quarter                                                          $28,210                   20%
     Third Quarter                                                           $50,981                   36%
     Fourth Quarter                                                          $33,551                   23%

Fiscal 2001 Ended January 27, 2001
     First Quarter                                                           $25,700                   21%
     Second Quarter                                                          $24,821                   20%
     Third Quarter                                                           $41,045                   33%
     Fourth Quarter                                                          $33,152                   26%

     Michael Anthony has experienced a seasonal pattern in its operating results with the third and fourth quarters typically having the highest sales. This fluctuation is mitigated to a degree by the early placement of orders by many of our customers, particularly for the Christmas holiday season. In addition, we market birthday, anniversary, holiday and seasonal products year round for such occasions as Mother's Day, Valentine's Day, Father's Day, religious holidays and school graduations.

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

INSURANCE

         We maintain primary all-risk insurance, with coverage in excess of our current inventory levels (including consigned gold), to cover thefts and damage to inventory located on our premises and insurance on Michael Anthony goods in transit. We also maintain insurance covering theft and damage to inventory at our suppliers' locations. The amount of coverage available under such policies is limited and may vary by location, but generally is in excess of the value of the gold held by a particular supplier. Additional insurance coverage is provided by some of Michael Anthony's suppliers. We also maintain fidelity insurance, which is insurance providing coverage against theft or embezzlement by our employees.

EMPLOYEES

         As of February 1, 2003, we employed 712 persons, 232 of which were directly engaged in manufacturing and distribution operations, 119 of which were engaged in administration and sales and 361 of which were employed at our manufacturing and assembly facility in the Dominican Republic. None of our employees are represented by a union and we have not experienced any labor-related work stoppage. We place a heavy emphasis on employee relations through educational and training programs and employee teams. We consider our relations with our employees to be good. We believe there is an adequate pool of labor available to satisfy our foreseeable hiring needs for our sales, manufacturing and distribution operations.

Based upon a petition filed by a local union, the National Labor Relations Board scheduled an election among certain employees of the Company to decide whether or not they desire union representation. The election was held on October 2, 2002. The majority of employees voted against union representation. However, the union has appealed the results to the National Labor Relations Board. The National Labor Relations Board is investigating, and no determination has been made by the Labor Board at this time. Relating to this matter, the Company has incurred approximately $159,000 in legal fees for the year ended February 1, 2003.

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

         On December 22, 2000, Michael Anthony entered into a distribution agreement with the Almond Jewelry Group. Under the arrangement, Michael Anthony has acquired the exclusive rights to market and distribute gold jewelry products manufactured by Almond to retailers in the United States. Almond will no longer directly market its gold jewelry products to retailers in the United States. Michael Anthony has also entered into a supply agreement with Almond, which will assure its customer base the continuity of a supply of high quality and innovative merchandise. In connection with the distribution agreement, Almond was issued warrants to purchase 300,000 shares of common stock at a price of $1.62 per share. The warrant term is for a period not to exceed four years from the date of grant. On December 30, 2002, Michael Anthony renewed this agreement for a one-year term under similar terms and conditions.

         As a result of this agreement, we have increased our market share with an existing customer and added new customers. We plan to pursue our long term growth strategy, that may include the acquisition of one or more additional companies that manufacture and distribute jewelry products.

         On July 30, 2002, the Company acquired the gold jewelry division of A&A Jewelers, Inc. ("A&A"). Under the terms of the agreement, the Company will acquire the molds and inventory of A&A, and at the same time, sell its family jewelry and special order division of A&A. As a result of this acquisition, the Company expects to increase sales to its existing customers. The acquisition was accounted for under the purchase method of accounting. No goodwill was recognized as a result of this transaction. The aggregate purchase price was $1,180,000. Part of the purchase was offset by the sale of other assets.

ITEM 2.   PROPERTIES.

         Our manufacturing and distribution facilities are all owned and they are located in four buildings in Mount Vernon, New York having a total of approximately 150,000 square feet and one building in Santo Domingo, Dominican Republic, which has 40,000 square feet.

The Company is consolidating its manufacturing and distribution operations. As part of this process, the Company will sell two of its buildings located in Mt. Vernon, totalling approximately 50,000 square feet. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", as of February 3, 2002.

         In April 2003, the Company accepted an offer for the sale of one of its buildings. The Company expects to complete this transaction in the fourth quarter of Fiscal 2004.

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

         Michael Anthony has been named a defendant in an action alleging patent infringement. We believe the allegations are without merit and we are prepared to vigorously defend the action.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

         PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is traded on the American Stock Exchange under the symbol MAJ. Our common stock began its listing on AMEX on October 25, 1991. Prior to its listing on AMEX, our common stock was traded in NASDAQ National Market System. The following table sets forth the high and low sale prices per share on AMEX for the fiscal years 2003 and 2002.

                                                    HIGH                LOW
                                                    ----                ---
FISCAL YEAR ENDED FEBRUARY 1, 2003
First Quarter                                       3 1/2               2 3/4
Second Quarter                                     3 3/16              2 3/16
Third Quarter                                      2 6/16             1 15/16
Fourth Quarter                                      2 1/4               1 1/2

FISCAL YEAR ENDED FEBRUARY 2, 2002
First Quarter                                           2               1 1/2
Second Quarter                                    2 13/16             1 11/16
Third Quarter                                       2 3/4               2 1/8
Fourth Quarter                                    2 15/16             2 13/16

         As of April 7, 2003, there were 177 holders of record of Michael Anthony's common stock.

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

         As of April 7, 2003, Michael Anthony had purchased a total of 2,141,000 shares on the open market for an aggregate of approximately $6,429,000, at an average price of $3.00.

                      EQUITY COMPENSATION PLAN INFORMATION
                             AS OF FEBRUARY 1, 2003


                                                                                     Number of securities
                                                                                    remaining available for
                                 Number of Securities                                future issuance under
                                   to be issued on          Weighted-average          equity compensation
                                     exercise of            exercise price of          plans (excluding
                                 outstanding options,     outstanding options,      securities reflected in
        Plan Category             warrants or rights       warrants or rights          the first column
----------------------------     --------------------     --------------------      -----------------------
Equity compensation plans              246,120                    $2.92                       -0-
approved by security holders
(1)

Equity compensation plan not           300,000                    $1.62                       -0-
approved by security holders
(2)

Total                                  546,120                    $2.21                       -0-

(1) Shareholder Approved Plans

In April 1993, the Company adopted the 1993 Long-Term Incentive Plan (the "1993 Incentive Plan"), which provided for the granting of stock options, stock bonus, restricted stock and performance plan awards to officers and other key employees of the Company. The 1993 Incentive Plan was approved by the shareholders of the Company in 1993. The aggregate number of shares of common stock of the Company for which awards could be granted under the 1993 Incentive Plan was 1,000,000 shares, subsequently amended to 2,000,000. The 1993 Incentive Plan expired by its terms on April 22, 2003 and no further grants will be made under the 1993 Incentive Plan

In April 1993, the Company also adopted the 1993 Non-Employee Directors' Stock Option Plan (the "1993 Directors' Plan") which provided for the granting of stock options to non-employee directors. The 1993 Directors' Plan was approved by the shareholders of the Company in 1993. The aggregate number of shares of common stock of the Company that could be granted under options was 250,000. The 1993 Directors' Plan expired by its terms on April 22, 2003 and no further grants will be made under the 1993 Directors' Plan.

(2) Warrants

On December 22, 2000 in connection with the distribution agreement with Almond Jewelry Group, Almond was issued warrants to purchase 300,000 shares of common stock at a price of $1.62 per share. The warrant term is for a period not to exceed four years from date of grant.

ITEM 6.   SELECTED FINANCIAL DATA.

         The following selected financial data of Michael Anthony should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K.

                                          Feb. 1,        Feb. 2,        Jan. 27,         Jan. 29         Jan. 30
                                           2003           2002            2001             2000           1999
                                        ---------       ---------       ---------       ---------       ---------
                                                         (In thousands, except per share amounts)
Statement of Operations
Net sales                               $ 118,580       $ 141,918       $ 124,718       $ 144,937       $ 137,567
Cost of goods sold                         98,005         113,263          99,983         110,096         105,870
                                        ---------       ---------       ---------       ---------       ---------
  Gross profit                             20,575          28,655          24,735          34,841          31,697
Selling, general and
  administrative expenses                  25,048          24,435          24,940          28,257          25,942
                                        ---------       ---------       ---------       ---------       ---------
Operating (loss)/income                    (4,473)          4,220            (205)          6,584           5,755

Other(expense)/income:
 Interest expense/
 Gold consignment fee                      (2,305)         (2,806)         (2,261)         (2,699)         (2,290)
 Other income/(expense), net                   44             119             140             342             326
                                        ---------       ---------       ---------       ---------       ---------
(Loss)/income before extraordinary
  item and income taxes                    (6,734)          1,533          (2,326)          4,227           3,791
Income tax (benefit)/provision             (2,560)            582            (886)          1,607           1,441
                                        ---------       ---------       ---------       ---------       ---------
(Loss)/income before
  extraordinary item                       (4,174)            951          (1,440)          2,620           2,350
                                        ---------       ---------       ---------       ---------       ---------

Extraordinary item (net of income
  taxes of $130,000)                           --              --              --              --             212
Net (loss)/income                       $  (4,174)      $     951       $  (1,440)      $   2,620       $   2,138
                                        =========       =========       =========       =========       =========
(Loss)/earnings per share before
extraordinary item - basic              $    (.67)      $     .15       $   (0.23)      $    0.40       $    0.30
                                        =========       =========       =========       =========       =========

(Loss)/earnings per share before
 extraordinary item - diluted           $    (.67)      $     .15       $   (0.23)      $    0.39       $    0.30
                                        =========       =========       =========       =========       =========

Extraordinary item                      $      --       $      --       $      --       $      --       $    (.03)
                                        =========       =========       =========       =========       =========
Weighted average number
 of shares - basic                          6,242           6,203           6,319           6,592           7,111
Weighted average number
 of shares - diluted                        6,242           6,314           6,319           6,702           7,111
Balance Sheet Data:
Working capital                         $  32,885       $  34,724       $  33,231       $  35,960       $  39,171
Total assets(1)                            62,165          65,360          63,335          67,914          65,037
Long-term debt and capital
  lease liability                           7,305           9,166          10,987          12,684          12,509
Stockholders' equity                       39,595          43,492          42,681          44,044          43,298

(1) The fiscal years ended February 1, 2003, February 2, 2002, January 27, 2001, January 29, 2000, and January 30, 1999, do not include consigned inventory, which had approximate value of $49,901,000, $40,635,000, $30,718,000, $38,076,000, and $35,096,000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

Management's Estimates

         The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate estimates, including those related to sales allowance provisions, as described below, bad debt reserves, allowances for co-op advertising, income taxes, inventory and contingencies. We base our estimates on historical data, when available, experience, industry and market trends, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

         For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure of variability in expected future cash flows that would be attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of Accumulated comprehensive gain/(loss) (a component of stockholders' equity) and reclassified into earnings in the period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument, if any (i.e., the ineffective portion and any portion of the derivative instrument excluded from the assessment of effectiveness) is recognized in earnings in the current period.

Results of Operations

     The following table sets forth, as a percentage of net sales, certain items appearing in our Statements of Operations for the indicated fiscal years.

                                                                           YEAR ENDED
                                             --------------------------------------------------------------------
                                             FEBRUARY 1,      FEBRUARY 2,        JANUARY 27,          JANUARY 29,
                                                2003             2002               2001                2000
                                             -----------      -----------        -----------          -----------
Net sales                                       100.0%          100.0%              100.0%             100.0%
Cost of sales                                    82.7            79.8                80.2               76.0
Selling, general and
  administrative expenses                        21.1            17.2                20.0               19.5
Interest and gold consignment
  fee expense                                     1.9             2.0                 1.8                1.9
Other income                                      -               (.1)                (.1)               (.2)
Income tax (benefit)/provision                   (2.2)             .4                 (.7)               1.1
Net (loss)/income                                (3.5)             .7                (1.2)               1.8

FISCAL 2003 VS. FISCAL 2002

     Net sales for fiscal 2003 were approximately $118,580,000, a decrease of 16.4% from net sales of approximately $141,918,000 for the comparable period in fiscal 2002. The decrease in sales was primarily due to decreased shipments to the retail segment of our customer base, which was offset in part by increases in the sales prices due to an increase in the average market price of gold.

     More specifically the sales shortfall was the result of the loss of three customers, namely Service Merchandise, Kmart and Ames Department Stores. In addition, certain product promotions from the previous year were not repeated, there was a higher percentage of customer returns, and lastly, significant sales of religious and patriotic jewelry, which were made in the months following September 11, 2001 did not reoccur.

     Gross profit on sales for fiscal 2003 were approximately $20,575,000, a decrease of $8,080,000 from approximately $28,655,000 for the comparable period in fiscal 2002. As a percentage of net sales, gross profit decreased to 17.4% in fiscal 2003 compared to 20.2% in fiscal 2002. Excluding the effect of the increase in the average market price of gold, the gross profit margin would have been 18.4% for the fiscal year 2003. The decrease in gross margin was attributable to higher sales of closeout merchandise as well as a change in the customer and product mix.

     Selling, general and administrative expenses for fiscal 2003 were approximately $25,048,000, an increase of $613,000 or 2.5% from approximately $24,435,000 for the comparable period in fiscal 2002. The increase is primarily attributable to increases in (a) advertising expenses, (b) payroll and payroll related expenses, and (c) legal fees related to the labor dispute, which were offset in part by decreases in product and packaging supplies and royalty and licensing expenses.

         Interest expense and gold consignment fees for fiscal 2003, were approximately $2,305,000, a decrease of $501,000 or 17.9% compared to approximately $2,806,000 for the comparable period in fiscal 2002. The decrease was primarily due to the Company's decreased borrowing rate under the Company's line of credit, lower average level of consigned inventory and lower consignment rates.

         For the year ended February 1, 2003, an income tax benefit of $2,560,000 was recorded compared to an income tax provision of $582,000 for the prior year. The effective tax rates for fiscal 2003 and fiscal 2002 were 38%.

         As a result of the above factors our net loss for fiscal 2003 was approximately $4,174,000 compared to net income of $951,000 for fiscal 2002.

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

         As a result of the above factors our net income for fiscal 2002 was approximately $951,000 compared to a net loss of $1,440,000 for fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

         We rely on a gold consignment program, short-term borrowings and internally generated funds to finance our working capital requirements. We fill most of our gold supply needs through gold consignment arrangements with gold lenders. On March 31, 2003, the Company entered into new consignment agreements with a majority of its existing lenders. Under the terms of those arrangements, we are entitled to lease the lesser of (a) an aggregate of 175,000 ounces of fine gold or (b) consigned gold with an aggregate value equal to $62,200,000. The consigned gold is secured by certain property of Michael Anthony, including inventory and accounts receivable. Michael Anthony pays the gold lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix. We believe that our financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to Michael Anthony. As of February 1, 2003, Michael Anthony held approximately 136,000 ounces of gold on consignment with a market value of $49,901,000.

         The consignment agreements contain restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and the agreements requires Michael Anthony to own a specific amount of gold at all times. At February 1, 2003, Michael Anthony's owned gold inventory was valued at approximately $6,632,000. We believe that the supply of gold available through our gold consignment arrangements, together with the gold we own, is sufficient to meet our requirements.

         The consignment agreements are for a period of one year ending March 30, 2004. Management believes that the consignment agreements will be renewed.

         Consigned gold is not included in our inventory, and there is no related liability recorded. As a result of these consignment arrangements, Michael Anthony is able to shift a substantial portion of the risk of market fluctuations in the price of gold to the gold lenders, since Michael Anthony does not purchase gold from the gold lenders until receipt of a purchase order from, or shipment of jewelry to, our customers. Michael Anthony then either locks in the selling price of the jewelry to our customers at the same time as the required purchase of gold from the gold lenders or hedges against changes in the price of gold by entering into forward contracts or purchasing futures or options on futures that are listed on the COMEX. At February 1, 2003 there were 16,600 ounces on forward contracts and no options on futures outstanding.

         While we believe our supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may impact the demand for our products. From January 30, 2000 until February 1, 2003, the closing price of gold according to the Second London Gold Fix ranged from a low of $256 per ounce to a high of nearly $370 per ounce. Fluctuations in the precious metals markets and credit may result in an interruption of our gold supply or the credit arrangements necessary to allow us to support our accounts receivable and continue the use of consigned gold.

         In January 1999, Michael Anthony entered into a Loan and Security Agreement with General Electric Capital Business Asset Funding Corporation in the principal amount of $10,444,444. This loan is secured by our machinery and equipment. The loan agreement contains a cross collateral/cross default clause in connection with Michael Anthony's line of credit agreement. The loan agreement does not contain any restrictive financial covenants. The loan bears interest at 6.85% per annum and payments of interest only are due for the first year of the loan. The loan matures in January 2007. As of February 1, 2003, $6,570,000 of principal remained outstanding under the notes.

         On October 6, 1995, Michael Anthony obtained a loan from a bank in the amount of $2,500,000. As collateral for the loan, we granted the bank a first mortgage on our corporate headquarters. The mortgage has a ten-year term and interest on the mortgage will accrue at 8% per annum. There is a balloon on payment of $1,149,000 due on October 10, 2005. In addition, the mortgage contains restrictive financial covenants. At February 1, 2003, we were not in compliance with one of the covenants in the loan agreement, but received a waiver. We expect to be in compliance by the end of Fiscal 2004. As of February 1, 2003, $1,633,000 of principal remained outstanding under the mortgage.

         On February 10, 1999, Michael Anthony obtained a loan in the amount of $937,500. As collateral for the loan, we granted the lender a first mortgage on one of our manufacturing facilities. The mortgage has a fifteen-year term and accrues interest at an annual rate of 7.05%. At February 1, 2003, approximately $778,000 of principal remained outstanding under the loan.

         On September 16, 1999, Michael Anthony acquired two buildings which house two manufacturing facilities, located at 70 and 60 South MacQuesten Parkway, Mount Vernon, NY from MacQuesten Realty Company for a price of $2,450,000. Michael Anthony incurred $929,000 of long-term debt, which has a four-year term and accrues interest at an annual rate of 7.50%, and paid the balance with cash from its operations. At February 1, 2003, approximately $183,000 of principal remained outstanding under the loan.

         In April 2003, the Company accepted an offer for the sale of one of its buildings. The Company expects to complete this transaction in the fourth quarter of Fiscal 2004.

         At March 31, 2003, the Company entered into a new credit arrangement with a commercial bank which varies seasonally from $10,000,000 to $20,000,000 (the "line of credit"). The line of credit is secured by a lien on certain assets of the Company, including accounts receivable and inventory. The Company believes that the interest rate under the line of credit is substantially similar to the interest rates of other companies similarly situated to Michael Anthony. The line of credit expires on March 30, 2004 subject to annual renewal. Management believes that the line of credit will be renewed; however, if the current lender decides not to renew the line, the Company believes that other lenders would be willing to enter into a similar arrangement. At February 1, 2003, there was $7,000,000 outstanding under the line of credit. As of April 7, 2003, there was $3,500,000 outstanding under the line of credit.

         During fiscal 2003, cash used from operating activities was $1,295,000. This was primarily the result of the Company's loss plus increases in prepaid expenses and decreases in accrued expenses which were offset by depreciation and amortization, and a decrease in accounts receivable.

         Cash of $1,609,000 was utilized for investing purposes during fiscal 2003, primarily for the purchase of machinery and equipment and the acquisition of A & A Jewelry.

         During fiscal 2003, cash provided by financing activities totaled $1,899,000. This was primarily attributed to the net proceeds from the line of credit which were offset by payments of long-term debt.

         For fiscal 2004, Michael Anthony projects capital expenditures of approximately $1,500,000, which includes machinery and equipment expenses and certain improvements on its owned properties. See Item 2. "Properties" and Item
13. "Certain Relationships And Related Transactions."

Contractual Obligations and Contingent Liabilities and commitments

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of February 1, 2003, and, except for purchase obligations and other long-term liabilities, is based on information appearing in the Notes to Consolidated Financial Statements (amounts in millions.)

                                                                Less than 1                                  More than 5
                                                    Total           Year         1-3 years     3-5 Years        years
                                                    ------         ------          ------        ------         ------
Long-term debt                                      $9,002         $1,697          $4,867        $1,938         $500.0
Minimum royalty payments                               123           97.0            26.0             -              -
                                                    ------         ------          ------        ------         ------
                                                    $9,125         $1,794          $4,893        $1,938         $500.0
                                                    ======         ======          ======        ======         ======

Total contractual cash obligations

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

NEW ACCOUNTING STANDARDS

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of this standard did not have a material effect on our results of operations.

         On December 31, 2002, the FASB amended the transition and disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation", ("FAS 123"), through the issuance of FASB Statement No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", ("FAS 148"). FAS 148 amends the existing disclosures that a company should make in its annual financial statements and requires, for the first time, disclosures in interim financial reports. Those disclosures are required regardless of the method being used to account for stock-based employee compensation. The amended and new disclosure requirements are effective for the Company for the fiscal year ending December 27, 2003. The adoption of the disclosure requirements of FAS 148 will not have a material affect on the Company's financial statements. As permitted under FAS 123, management applies and expects to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         In November 2002, the FASB issued FASB Interpretation No. 45, ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect this Interpretation to have an effect on the consolidated financial statements.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCOUNT ABOUT MARKET RISK.

         The Company utilizes financial instruments, including commodity futures, forwards and options on futures, to limit its exposure to fluctuations in the price of gold. As a result of these transactions, the Company does not hold or issue such instruments for trading purposes. The Company hedges its future contracts for gold against anticipated sales commitments with its customers. Gains or losses on the future contracts are deferred until settlement of the related anticipated sales to a customer. The Company's exposure to market risk related to the derivative financial instruments is limited to fluctuations in the price of gold. The Company is also exposed to credit loss in the event of nonperformance by the counterparties to the instruments; however, the risk of credit loss is not considered to be significant.

         The Company has 16,000 ounces in gold futures that it has projected towards future sales. As a result of the transactions the Company does not expect any material changes to its financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 14 and pages F-1 through F-26, S-1 and S-2.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING
         DISCLOSURE.

         None.

         PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information contained under the headings "Election of Directors" and "Compliance with Section 16 of the Exchange Act" of Michael Anthony's Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information contained under the heading "Executive Compensation" of Michael Anthony's Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained under the heading "Beneficial Ownership of Common Stock" of Michael Anthony's Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained under the heading "Certain Transactions" of Michael Anthony's Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference. See also Item 2. "Properties."

ITEM 14. CONTROLS AND PROCEDURES.

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls and procedures for financial reporting pursuant to Exchange Act Rule 13a-14.

The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. The purpose of internal controls is to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Our management does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable rather than absolute assurance that the objectives of the control system are met.

Based upon this evaluation, our Chief Executive Officer, President and our Chief Financial Officer concluded that, subject to the limitations noted above, both our disclosure controls and procedures and our internal controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

      PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K.

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

(3)     Exhibits:

Exhibit
  No.                           Description                                           Page No.
-------                         -----------                                           --------
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

4.2             Common Stock Purchase Warrant issued to Almond       Filed as Exhibit 4.2 to the 2002 Form 10-K.
                International Inc.

10.1            First Amendment to 1993 Long-Term Incentive Plan     Filed as Exhibit 10.48 to the 1993 Form 10-K
                of the Registrant dated as of September 21, 1993

10.2            Loan Agreement dated October 6, 1995 between First   Filed as Exhibit 10.1 to the October 1995 Form
                Fidelity Bank, National Association ("First          10-Q
                Fidelity") and Registrant

10.3            Mortgage Note in principal amount of $2,500,000      Filed as Exhibit 10.2 to the October 1995 Form
                dated October 6, 1995 issued by Registrant in        10-Q
                favor of First Fidelity

10.4            Mortgage and Security Agreement dated October        Filed as Exhibit 10.3 to the October 1995 Form
                6,1995 by Registrant for the benefit of First        10-Q
                Fidelity

10.5            Deferred Compensation Plan dated as of March 4,      Filed as Exhibit 10.59 to the 1996 Form 10-K
                1996

10.6            Amendment to the 1993 Long Term Incentive Plan       Filed as Exhibit 10.1 to the Company's October
                                                                     1996 Form 10-Q.

10.7            Amendment to the Non-Employees Directors' Plan       Filed as Exhibit 10.2 to the Company's October
                                                                     1996 Form 10-Q

10.8            1993 Long-term Incentive Plan of the Registrant      Filed as Exhibit 10.54 to the 1998 Form 10-K

10.9            1993 Non-Employee Directors' Stock Option Plan of    Filed as Exhibit 10.55 to the 1998 Form 10-K
                the Registrant

10.10           Loan and Security Agreement, dated                   Filed as Exhibit 10.33 to the 1999 Form

                January 29, 1999, by and between the Registrant      10-K; Exhibit 10.34 to the 1999 Form 10-K
                and General Electric Capital Business Asset
                Funding Corporation, as amended

10.11           Term Promissory Note, dated January 29, 1999, of     Filed as Exhibit 10.35 to the 1999 Form 10-K
                the Registrant in favor of General Electric
                Capital Business Asset Funding Corporation

10.12           Mortgage, Security Agreement and Assignment of       Filed as Exhibit 10.37 to the 1999 Form 10-K
                Leases and Rents dated February 10, 1999, by and
                between Registrant and General Electric Capital
                Business Asset Funding Corporation

10.13           Promissory Note dated February 10, 1999 by and       Filed as Exhibit 10.38 to the 1999 Form 10-K
                between the Registrant and General Electric
                Capital Business Asset Funding Corporation

10.14           1999 Employee Change of Control Plan of the          Filed as Exhibit 10.46 to the 2000 Form 10-K
                Registrant

10.15           1999 Non-Employee Director Change of Control Plan    Filed as Exhibit 10.47 to the 2000 Form 10-K
                of the Registrant

10.16           Assumption Agreement dated September 16, 1999 among  Filed as Exhibit 10.50 to the 2000 Form 10-K
                Registrant, MacQuesten Realty Company, and First
                Union National Bank, successor in interest to
                First Fidelity

10.17           Employment Agreement between the Company and         Filed as Exhibit 10.33 to the 2002 Form 10-K
                Claudia Hollingsworth dated February 2, 2002

10.18           Intercreditor Agreement dated  March 31,  2003,      Filed as Exhibit 10.18 to this 2003 Form 10-K
                among Registrant, [BRANDS] Registrant's Gold
                Lenders, JPMorgan Chase Bank and General Electric
                Capital Business Asset Funding Corporation

10.19           Consignment Agreement dated as of March  31, 2003,   Filed as Exhibit 10.19 to this 2003 Form 10-K
                between Registrant and Sovereign Precious Metals,
                LLC, ABN AMRO Bank, N.V., and Commerzbank
                International, S.A

10.20           Security Agreement dated as of March 31, 2003        Filed as Exhibit 10.20 to this 2003 Form 10-K
                between Registrant and Sovereign Precious Metals,
                LLC


21              Subsidiaries of the Registrant                       Filed as an Exhibit to this Form 10-K

23              Consent of BDO Seidman, LLP                          Filed as an Exhibit to this Form 10-K

99              Certifications                                       Filed as an Exhibit to this Form 10-K


REPORT ON FORM 8-K

      (A) A Report on Form 8-K was filed by Michael Anthony on March 28, 2003 with respect to Item 8, change of fiscal year.

      (B) A Report on Form 8-K was filed by Michael Anthony on April 11, 2003 with respect to Item 5 therein, new credit facilities.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 1, 2003                  MICHAEL ANTHONY JEWELERS, INC.

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

    SIGNATURE                                               TITLE                                DATE
    ---------                                               -----                                ----
/s/ Michael Paolercio                          Co-Chairman of the Board                       May 1, 2003
-----------------------------------            and Chief Executive Officer
(Michael W. Paolercio)                         (Principal Executive Officer)


/s/ Anthony Paolercio                          Co-Chairman of the Board                       May 1, 2003
-----------------------------------            and Chief Operating Officer
(Anthony Paolercio, Jr.)

/s/ Claudia Hollingsworth                      President and Director                         May 1, 2003
-----------------------------------
(Claudia Hollingsworth)

/s/ Allan Corn                                 Chief Financial Officer,                       May 1, 2003
-----------------------------------            Senior Vice President
(Allan Corn)                                   and Director (Principal
                                               Accounting Officer)

/s/ Michael A. Paolercio                       Senior Vice President,                         May 1, 2003
-----------------------------------            Treasurer and Director
(Michael Anthony Paolercio)

/s/ Michael Wager                              Director                                       May 1, 2003
-----------------------------------
(Michael Wager)

/s/ David Harris                               Director                                       May 1, 2003
-----------------------------------
(David Harris)

/s/ Nathan Light                               Director                                       May 1, 2003
-----------------------------------
(Nathan Light)

/s/ Barry Scheckner                            Director                                       May 1, 2003
-----------------------------------
(Barry Scheckner)

                                 CERTIFICATIONS

            I, Michael W. Paolercio, certify that:

            1. I have reviewed this annual report on Form 10-K of Michael Anthony Jewelers, Inc.;

            2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

            3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

            4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d-14) for the registrant and have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

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

            6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 30, 2003                               /s/: Michael W. Paolercio
                                                   Chief Executive Officer

                                 CERTIFICATIONS

            I, Allan Corn, certify that:

            1. I have reviewed this annual report on Form 10-K of Michael Anthony Jewelers, Inc.;

            2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

            3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

            4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d-14) for the registrant and have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

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

            6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 30, 2003                                 /s/ Allan Corn
                                                     Chief Financial Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of
Michael Anthony Jewelers, Inc.
Mount Vernon, New York

We have audited the accompanying consolidated balance sheets of Michael Anthony Jewelers, Inc. and subsidiaries as of February 1, 2003 and February 2, 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 1, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Michael Anthony Jewelers, Inc. and subsidiaries at February 1, 2003, and February 2, 2002 and the result of their operations and their cash flows for each of the three years in the period ended February 1, 2003, in conformity with accounting principles generally accepted in the United States.

BDO Seidman, LLP
New York, New York
April 7, 2003

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS                                                                   February 1,      February 2,
                                                                            2003               2002
                                                                          --------         --------
CURRENT ASSETS:
     Cash and equivalents                                                 $  1,124         $  2,129
     Accounts receivable:
        Trade (less allowances of $3,400 and $4,255, respectively)          14,173           17,067
        Other                                                                  649              153
     Inventories                                                            25,952           25,826
     Prepaid expenses and other current assets                               3,095            1,544
     Assets held for sale                                                    2,579               --
     Deferred taxes                                                            578              672
                                                                          --------         --------
          Total current assets                                              48,150           47,391

PROPERTY, PLANT AND EQUIPMENT - net                                         13,100           17,605
INTANGIBLES - net                                                              419               --
OTHER ASSETS                                                                   356              364
DEFERRED TAXES                                                                 140               --
                                                                          --------         --------
                                                                          $ 62,165         $ 65,360
                                                                          ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - trade                                             $  2,912         $  2,321
     Line of credit                                                          7,000            3,300
     Current portion of long-term debt                                       1,697            1,820
     Debt on buildings held for sale                                           183               --
     Taxes payable                                                             100            1,274
     Accrued expenses                                                        3,373            3,952
                                                                          --------         --------
          Total current liabilities                                         15,265           12,667
                                                                          --------         --------

LONG-TERM DEBT                                                               7,305            9,166
                                                                          --------         --------
DEFERRED TAXES                                                                  --               35
                                                                          --------         --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock - par value $1.00 per share;
         1,000,000 shares authorized; none issued                               --               --
     Common stock - par value $.001 per share;
         20,000,000 shares authorized; 8,385,747 and
         8,329,079 shares issued and outstanding as of
         February 1, 2003, and February 2, 2002, respectively                    8                8
     Additional paid-in capital                                             32,391           32,221
     Retained earnings                                                      13,579           17,753
     Accumulated comprehensive gain/(loss)                                      46              (61)
     Treasury stock,  2,140,849 shares as of
         February 1, 2003 and February 2, 2002, respectively                (6,429)          (6,429)
                                                                          --------         --------
               Total stockholders' equity                                   39,595           43,492
                                                                          --------         --------
                                                                          $ 62,165         $ 65,360
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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    Year Ended
                                                  -----------------------------------------------
                                                  February 1,       February 2,       January 27,
                                                     2003              2002               2001
                                                  -----------       -----------       -----------
NET SALES                                          $ 118,580         $ 141,918         $ 124,718
COST OF GOODS SOLD                                    98,005           113,263            99,983
                                                   ---------         ---------         ---------

          GROSS PROFIT ON SALES                       20,575            28,655            24,735

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                            25,048            24,435            24,940
                                                   ---------         ---------         ---------

          OPERATING (LOSS)/INCOME                     (4,473)            4,220              (205)
                                                   ---------         ---------         ---------

OTHER INCOME (EXPENSES):
     Gold consignment fee                             (1,171)           (1,379)           (1,039)
     Interest expense                                 (1,134)           (1,427)           (1,222)
     Interest income                                      21                68               139
     Other income                                         23                51                 1
                                                   ---------         ---------         ---------

         TOTAL OTHER EXPENSES                         (2,261)           (2,687)           (2,121)
                                                   ---------         ---------         ---------

(LOSS)/INCOME BEFORE INCOME TAXES                     (6,734)            1,533            (2,326)

INCOME TAX (BENEFIT)/PROVISION                        (2,560)              582              (886)
                                                   ---------         ---------         ---------

NET (LOSS)/INCOME                                  $  (4,174)        $     951         $  (1,440)
                                                   =========         =========         =========

(LOSS)/EARNINGS PER SHARE - Basic                  $    (.67)        $     .15         $    (.23)
                                                   =========         =========         =========

EARNINGS/(LOSS) PER SHARE - Diluted                $    (.67)        $     .15         $    (.23)
                                                   =========         =========         =========

WEIGHTED AVERAGE NUMBER OF SHARES - Basic              6,242             6,203             6,319
                                                   =========         =========         =========
WEIGHTED AVERAGE NUMBER OF SHARES - Diluted            6,242             6,314             6,319
                                                   =========         =========         =========

  The accompanying notes are an integral part of these consolidated financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                   Common Stock       Additional                Accumulated                   Treasury Stock
                                -------------------     Paid-In    Retained    Comprehensive               --------------------
                                 Shares     Dollars     Capital    Earnings     Gain/(Loss)    Shares       Dollars      Total
                                --------   --------   ----------   --------    -------------   --------    --------    --------
Balance - January 29, 2000         8,308   $      8   $   31,826   $ 18,242              --      (1,949)   $ (6,032)   $ 44,044

Purchase of treasury stock            --         --           --         --              --        (144)       (293)       (293)
Issuance of stock                      9         --           25         --              --          --          --          25
Issuance of warrants                  --         --          345         --              --          --          --         345
Net loss                              --         --           --     (1,440)             --          --          --      (1,440)
                                --------   --------   ----------   --------    ------------    --------    --------    --------
Balance - January 27, 2001         8,317          8       32,196     16,802              --      (2,093)     (6,325)     42,681

Purchase of treasury stock            --         --           --         --              --         (48)       (104)       (104)
Issuance of stock                     12         --           25         --              --          --          --          25


Comprehensive Income:

     Change in fair value of
        cash flow hedges              --         --           --         --             (61)         --          --         (61)
     Net income                       --         --           --        951              --          --          --         951
                                --------   --------   ----------   --------    ------------    --------    --------    --------
     Total comprehensive
        Income                        --         --           --        951             (61)         --          --         890
                                --------   --------   ----------   --------    ------------    --------    --------    --------

Balance - February 2, 2002         8,329          8       32,221     17,753             (61)     (2,141)     (6,429)     43,492

Issuance of stock                     57         --          170         --              --          --          --         170


Comprehensive Income:

     Change in fair value of
        Cash flow hedges              --         --           --         --             107          --          --         107
     Net loss                         --         --           --     (4,174)             --          --          --      (4,174)
                                --------   --------   ----------   --------    ------------    --------    --------    --------
     Total comprehensive
        Loss                          --         --           --     (4,174)            107          --          --      (4,067)
                                --------   --------   ----------   --------    ------------    --------    --------    --------
Balance - February 1, 2003         8,386   $      8     $ 32,391   $ 13,579    $         46      (2,141)   $ (6,429)   $ 39,595
                                ========   ========   ==========   ========    ============    ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                  Year Ended
                                                                 ---------------------------------------------
                                                                 February 3,      February 2,      January 27,
                                                                    2003             2002             2001
                                                                 -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)/income                                             $ (4,174)        $    951         $ (1,440)
    Adjustments to reconcile net (loss)/income to net cash
      from operating activities:
             Depreciation and amortization                           3,114            3,501            3,547
             Provision for doubtful accounts                           117              (54)              79
             (Credit)/provision for sales returns                     (699)           1,773            1,450
             Deferred tax (benefit)/provision                          (81)             200             (572)
             Gain/(loss) on disposal of property, plant
               and equipment                                             8               (6)              45
             Provision for stock compensation                          170               25               25
    (Increase)/decrease in operating assets:
             Accounts receivable                                     2,980           (3,610)           8,950
             Inventories                                              (126)          (5,330)          (4,226)
             Prepaid expenses and other current assets              (1,551)            (120)             137
             Other assets                                                2              679             (474)
    Increase/(decrease) in operating liabilities:
             Accounts payable                                          591             (981)           1,104
             Taxes payable                                            (472)             745           (1,445)
             Accrued expenses                                       (1,174)             100           (1,150)
                                                                  --------         --------         --------
                  Net cash (used in)/provided by
                         operating activities                       (1,295)          (2,127)           6,030
                                                                  --------         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                       (1,090)          (1,365)          (2,553)
    Proceeds from sale of equipment                                     --                8                7
    Acquisition                                                       (519)              --               --
                                                                  --------         --------         --------
                  Net cash used in investing activities             (1,609)          (1,357)          (2,546)
                                                                  --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt
      and capital lease liabilities                                 (1,801)          (1,697)          (1,657)
    Proceeds from line of credit                                    19,900           24,000           17,100
    Payments to line of credit                                     (16,200)         (20,700)         (17,100)
    Purchase of treasury stock                                          --             (104)            (293)
                                                                  --------         --------         --------
                  Net cash provided by/(used in)
                      financing activities                           1,899            1,499           (1,950)
                                                                  --------         --------         --------
NET (DECREASE)/INCREASE IN CASH                                     (1,005)          (1,985)           1,534

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                            2,129            4,114            2,580
                                                                  --------         --------         --------

CASH AND EQUIVALENTS AT END OF YEAR                               $  1,124         $  2,129         $  4,114
                                                                  --------         ========         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 Year Ended
                                                   ---------------------------------------
                                                   February 1,    February,    January 27,
                                                      2003          2002          2001
                                                   -----------    ---------    -----------
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:

     Investing:

       Issuance of warrants                          $   --        $   --        $  345

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

     Cash paid during the year for:

      Interest and gold consignment fees             $2,288        $2,747        $2,399
      Income taxes                                   $  500        $  428        $1,441


  The accompanying notes are an integral part of these consolidated financial statements.

  MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations

     Michael Anthony Jewelers, Inc. ("Michael Anthony" or "the Company"), is a leading designer, marketer and manufacturer of affordable branded fine jewelry whose customers include jewelry chain stores, discount stores, department stores, television home shopping networks, and wholesalers.

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

     Property, Plant and Equipment

     Property, plant and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, five to fifteen years for machinery and equipment and thirty years for buildings. Building improvements are amortized over the lesser of the estimated life of the asset Certain assets are held for sale. See Note 3.

  MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Molds and Models

     For molds and models with a life greater than one year, the Company capitalizes and amortizes the costs over a three-year period. In fiscal 2003, 2002 and 2001 the Company capitalized approximately $402,000, $475,000, and $538,000, respectively.

     Intangibles

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", ("FAS 141"), and No. 142, "Goodwill and Other Intangible Assets", ("FAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new standards, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with FAS 142. Other intangibles with determinable lives will continue to amortized for the duration of their useful lives.

     The adoption of this statement in Fiscal 2003 had no material effect on the Company. Intangible assets (acquired in Fiscal 2003, in connection with an immaterial acquisition) as of February 1, 2003, consisted of a covenant-not-to-compete which is being amortized over the life of the related revenue not to exceed five years.

     Long-lived Assets

     The Company reviews certain long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In that regard, the Company assesses the recoverability of such assets based upon estimated non-discounted cash flow forecasts. If asset impairment is identified, the asset is written down to fair value based on discounted cash flow or other fair value measures. For the years ended February 1, 2003 and February 2, 2002, and January 27, 2001, there were no impairment losses.

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

     Credit Risk

     Financial instruments, which potentially subject us to concentration of credit risk, consist principally of temporary cash investments and accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, require no collateral from our customers. The allowance for non-collections of accounts receivable is based upon the expected collectibility of all accounts receivable

     Allowance for Sales Returns

     The Company reduces gross sales by the amount of discounts and returns to determine net sales. Each month the Company estimates a reserve for returns based on historical experience and the amount of gross sales. The reserve is adjusted periodically to reflect the Company's actual return experience.

     Catalog Costs

     Catalog costs are charged to expense as incurred, the only exception being major catalog revisions. Costs capitalized are amortized over the units of catalogs shipped, up to a maximum of two years. At February 1, 2003, February 2, 2002, and January 27, 2001, in connection with three significant catalog revisions, approximately $-0-, $-0-, and $36,000, respectively, had been capitalized. Included in the statements of operations for the years ended February 1, 2003, February 2, 2002, and January 27, 2001, is amortization expense of $-0-, $36,000, and $110,000, respectively.

     Shipping and Handling Costs

     Shipping and handling costs billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as a selling expense. Shipping and handling expenses for the years ended February 1, 2003, February 2, 2002, and January 27, 2001 were $1,041,000,
     $1,078,000, and $1,051,000, respectively.

  MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Advertising Expense

     Advertising costs are expensed as incurred. Advertising costs associated with cooperative advertising programs are accrued as the related revenues are recognized. Total advertising expenses were $5,473,000, $4,464,000, and $5,038,000 for the years ended February 1, 2003, February 2, 2002, and January 27, 2001, respectively.

     Cash Equivalents

     Highly liquid investments with maturities of three months or less when purchased are classified as cash equivalents.

     Derivative Financial Instruments

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

     For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure of variability in expected future cash flows that would be attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of

  MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Derivative Financial Instruments (Continued)

     Accumulated comprehensive gain/(loss) (a component of stockholders' equity) and reclassified into earnings in the period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument, if any (i.e., the ineffective portion and any portion of the derivative instrument excluded from the assessment of effectiveness) is recognized in earnings in the current period.

     Stock Options

     The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation".


                                                       Year Ended December 31,
                                                  ---------------------------------
                                                    2003         2002         2001
                                                  -------      -------      -------
Net (loss)/income:
    As reported                                   $(4,174)     $   951      $(1,440)
Deduct:  Total stock-based
  employee compensation expense
  determined under fair value
  based methods for all awards,
  net of related tax effects                         (183)         (78)         (40)
                                                  -------      -------      -------
Proforma Net (Loss)/Gain                          $(4,357)     $   873      $(1,480)
                                                  =======      =======      =======
 Basic and diluted net (loss)/gain per share:
   As reported                                    $  (.67)     $   .15      $  (.23)
   Proforma SFAS 123                              $  (.70)     $   .14      $  (.23)

    MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Stock Options

       The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, one of the allowable valuation methods under SFAS 123, with the following assumptions:

                                        Year Ended December 31,
                                      ---------------------------
                                       2003       2002       2001
                                      ----       ----       ----
Average risk free interest rates       6.5%       6.5%       6.5%
Average expected life (in years)      3.00       3.00       3.00
Volatility                            60.0%      60.0%      60.0%

       The weighted-average fair value of the options granted during the years 2003, 2002 and 2001 was estimated to be $1.31, $.39 and $.67, respectively, for options granted a fair market value.

       Earnings (Loss) Per Share

       Basic EPS is computed by dividing net income (loss) by the weighted average shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options to issue common stock were exercised and converted to common stock.

       The following table sets forth the computation of diluted earnings per share (in thousands):

                                       Feb. 1,       Feb. 2,    Jan. 27,
                                        2003          2002       2001
                                       -------      -------     -------
Numerator:
Net (loss)/income available to
   common shareholders                 $(4,174)     $   951     $(1,440)
Denominator (shares in thousands):
Weighted-average shares
    Outstanding                          6,242        6,203       6,319
Effect of dilutive securities:
   Stock options and warrants               --          111          --
                                       -------      -------     -------
Adjusted weighted-average
    shares and assumed conversions       6,242        6,314       6,319
                                       =======      =======     =======

   MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Earnings (Loss) Per Share

        The following options to purchase shares of common stock were outstanding during a portion of each year but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares and, therefore, would be antidilutive.

                                      Feb. 1,         Feb. 2,        Jan. 27,
                                        2003           2002            2001
                                    -----------     -----------     -----------
Number of options                       983,000         966,000         760,000
Weighted-average exercise price     $      2.54     $      2.49     $      2.79


       New Accounting Pronouncements Not Yet Adopted

       In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of this standard did not have a material effect on our results of operations.

       On December 31, 2002, the FASB amended the transition and disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation", ("FAS 123"), through the issuance of FASB Statement No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", ("FAS 148"). FAS 148 amends the existing disclosures that a company should make in its annual financial statements and requires, for the first time, disclosures in interim financial reports. Those disclosures are required regardless of the method being used to account for stock-based employee compensation. The amended and new disclosure requirements are effective for the Company for the fiscal year ending December 27, 2003. The adoption of the disclosure requirements of FAS 148 will not have a material affect on the Company's financial statements. As permitted under FAS 123, management applies and expects to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25,

   MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

       In November 2002, the FASB issued FASB Interpretation No. 45, ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect this Interpretation to have an effect on the consolidated financial statements.

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

       Fiscal Year End

       On March 14, 2003, the Board of Directors of the Company approved a change in the Company's fiscal year end from the date that falls on the last Saturday that is closest to the end of January to December, a 52/53 week year ending on the Saturday closest to December 31st, effective February 2, 2003.

       The financial statements for the fiscal years ended February 1, 2003, February 2, 2002, and January 27, 2001 were comprised of 52, 53 and 52 weeks, respectively.

       Reclassifications

       Certain reclassifications were made to the prior year's financial statements to conform to the current year's presentation.

   MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   2.    INVENTORIES

         Inventories consist of:

                                      February 1,  February 2,
                                        2003         2002
                                       -------     -------
                                          (In thousands)
                   Finished goods      $47,236     $42,151
                   Work in process      19,027      18,494
                   Raw materials         9,590       5,816
                                       -------     -------
                                        75,853      66,461
                   Less:
                    Consigned gold      49,901      40,635
                                       -------     -------
                                       $25,952     $25,826
                                       =======     =======

        At February 1, 2003 and February 2, 2002, inventories excluded approximately 136,000 and 143,000 ounces of gold on consignment, respectively.

   3.   PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following:

                                                                            February 1,   February 2,
                                                                               2003         2002
                                                                              -------     -------
                                                                                (In thousands)

Machinery and equipment                                                       $42,153     $41,198
Building and building improvements                                              7,664      12,677
Land                                                                            1,658       2,341
                                                                              -------     -------
                                                                               51,475      56,216
Less:  Accumulated depreciation
          and amortization                                                     38,375      38,611
                                                                              -------     -------
                                                                              $13,100     $17,605
                                                                              =======     =======

        Assets Held For Sale

        The Company is consolidating its manufacturing and distribution operations. As part of this process, the Company will sell two of its buildings located in Mt. Vernon. The Company expects to complete the sale of the buildings during 2003. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", as of February 3, 2002.

   MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   3.   PROPERTY, PLANT AND EQUIPMENT Continued)

        Assets Held for Sale (Continued)

        The Company expects to sell the properties within the next fiscal year to independent buyers. In April 2003, the Company accepted an offer for the sale of one of its buildings. The Company expects to complete the transaction in the fourth quarter of Fiscal 2004.

        As of February 1, 2003, the net book value of the assets held for sale was $2,579,000. No loss is expected from the sale of the properties. The amount was reclassified to current assets in fiscal 2003.

   4.    GOLD CONSIGNMENT AGREEMENTS

        The Company has gold consignment agreements with gold lenders. On March 31, 2003, the Company entered into new consignment agreements with a majority of its existing lenders. Under the terms of the agreements, the Company is entitled to lease the lesser of an aggregate amount of 175,000 ounces, or an aggregate consigned gold value not to exceed $62,200,000. The consigned gold is secured by certain property of the Company including its inventory and equipment. Title to such consigned gold remains with the gold lenders until the Company purchases the gold. However, during the period of consignment, the entire risk of physical loss, damage or destruction of the gold is borne by the Company. The purchase price per ounce is based on the daily Second London Gold Fix. The Company pays the gold consignors a consignment fee based on the dollar value of gold ounces outstanding, as defined in the agreements.

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

   MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   5.   ACCRUED EXPENSES

        Accrued expenses consist of the following:

                                               February 1,    February 2,
                                                 2003          2002
                                                ------        ------
                                                  (In thousands)
             Accrued advertising               $1,488         $2,259
             Accrued payroll expenses             960            655
             Customer deposits payable            319            222
             Accrued interest                     256            239
             Other accrued expenses               350            577
                                               ------         ------
                                               $3,373         $3,952
                                               ======         ======

6.  LONG-TERM DEBT

        Long-term debt consists of the following:

                                                                             February 1,   February 2,
                                                                                2003          2002
                                                                             ---------     ---------
                                                                                  (In thousands)

 Note payable - interest at 6.85%, interest and principal of $157,000
 payable monthly over a seven-year term through January 2007. (a)           $   6,570     $   7,951

 Mortgage payable - interest at 8%, interest and principal of $24,000
 payable monthly over a ten-year term through October 2005. (b)                 1,633         1,785

 Note payable - interest at 7.05%, interest and principal of $8,500
 payable monthly over a fifteen year term through March 2014.  (c)                778           823

 Mortgage payable - interest at 7.5%, interest and principal of $22,000
 payable monthly over a four-year term through September 2003.  (d)                --           427

 Other                                                                             21            --
                                                                            ---------     ---------
                                                                                9,002        10,986
          Less: current portion                                                 1,697         1,820
                                                                            ---------     ---------

                                                                            $   7,305     $   9,166
                                                                            =========     =========

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

        (b) The 8.0% mortgage is secured by a lien on the Company's corporate headquarters. There is a balloon payment of $1,149,000 due on October 10, 2005 Additionally, the mortgage agreement contains certain restrictive financial covenants. The Company was not in compliance with one of the restrictive financial covenants as of February 1, 2003, but received a waiver.

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

        Maturities of long-term debt as of February 1, 2003 are as follows (in thousands):

                     Year Ending January
                     -------------------

                            2004                   1,697
                            2005                   1,819
                            2006                   3,048
                            2007                   1,874
                            2008                      64
                      Thereafter                     500
                                                  ------
                                                  $9,002
                                                  ======

   MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   7.   LINE OF CREDIT

        At March 31, 2003, the Company entered into a new credit arrangement with a commercial bank which varies seasonally from $10,000,000 to $20,000,000 (the "line of credit"). The line of credit is secured by a lien on certain assets of the Company, including accounts receivable and inventory. The Company believes that the interest rate under the Line of Credit is substantially similar to the interest rates of other companies similarly situated to Michael Anthony. The line of credit expires on March 30, 2004 subject to annual renewal. Management believes that the line of credit will be renewed; however, if the current lender decides not to renew the line, the Company believes that other lenders would be willing to enter into a similar arrangement.

        At February 1, 2003, there was $7,000,000 outstanding under the line of credit. As of April 7, 2003, there was $3,500,000 outstanding under the line of credit.

   8.   FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATIONS

        (A)   Notes and mortgage payable

        The carrying amounts and fair values of the Company's financial instruments are as follow:

                                February 1, 2003       February 2, 2002
                                ----------------       ----------------
                               Carrying    Fair       Carrying    Fair
                                 Value     Value        Value     Value
                                 -----     -----        -----     -----
                                            (In thousands)
Notes with lenders:
     6.85% note payable        $6,570     $6,969     $7,951     $8,044
     8.0% mortgage payable      1,633      1,810      1,785      1,915
     7.05% note payable           778        885        823        839
     7.5% mortgage payable        183        177        427        453
     Other                         21         23         --         --


        The Company believes the carrying amount of the following financial instruments are equal to their fair value due to their short period of maturity: cash, accounts receivable, accounts payable and accrued expenses. The Second London Gold Fix is used daily to value the ounces of gold and as such the carrying value of gold inventory approximates fair value.

   MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   8.  FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATIONS (Continued)

       (B)   Forward Contracts

       To reduce its exposure to fluctuations in the price of gold, the Company is party to commodity futures, forwards and options on futures, which are hedged against anticipated sales commitments with its customers. Gains or losses on the future contracts are deferred until settlement of the related anticipated sales to a customer.

       As of February 1, 2003, there were 16,600 ounces on forward contracts which were all related to the sale of merchandise to customers. The contracts hedge against fluctuations of gold prices. As of February 1, 2003, the fair value of these contracts, which are determined by quoted market prices and expire through June 26, 2003 was $46,000 which was recorded as accumulated comprehensive income and will be reclassed to cost of goods sold during fiscal 2004. For the year ended February 2, 2002, the Company recognized an immaterial loss relating to its future contracts.

       While the Company is exposed to credit loss in the event of nonperformance by the counter parties of these contracts, the Company does not anticipate nonperformance by the counter parties. The risk of credit loss is not considered to be significant.

       (C)   Concentrations of Credit Risk

       Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of trade receivables and short-term cash investments. The Company places its short-term cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to a large customer base and its dispersion across geographic areas. The Company maintains an allowance for losses based on the expected collectibility of all receivables.

   MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   9.   INCOME TAXES

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and for income tax purposes.

        Income tax provision/(benefit) consists of the following:

                                                   Year Ended
                                      ---------------------------------
                                     February 1,   February 2,  January 27,
                                       2003          2002         2001
                                      -------      -------      -------
                                               (In thousands)
              Current:
                  Federal             $(2,504)     $   342      $  (268)
                  State and local        (137)          40          (46)
                                      -------      -------      -------
                                       (2,641)         382         (314)
             Deferred income tax           81          200         (572)
                                      -------      -------      -------
                        Total         $(2,560)     $   582      $  (886)
                                      =======      =======      =======

        The following is a reconciliation of the federal statutory rate to the effective tax rate:


                                                   Year Ended
                                      --------------------------------
                                      February 1,  February 2,  January 27,
                                         2003         2002        2001
                                       ------       ------      ------
Statutory tax (benefit) rate            (34.0)%       34.0%      (34.0)%
  State and local taxes (benefit),
     net of federal benefit              (3.0)         3.0        (3.0)
Other                                    (1.0)         1.0        (1.0)
                                       ------       ------      ------

Statutory tax (benefit) rate            (38.0)%       38.0%      (38.0)%
                                       ======       ======      ======

   MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   9.   INCOME TAXES (Continued)

        The tax effects of significant items comprising the Company's deferred tax (liabilities) and assets are as follows (in thousands):

                                       February 1,   February 2,
                                         2003           2002
                                      ---------      ---------
Non-current deferred tax items:
  Difference between book and tax
    depreciation methods              $      --      $     (35)
 New York State NOL                         278             --
                                      ---------      ---------
                                      $     278      $     (35)
Allowance                                  (138)            --
                                      ---------      ---------
                                            140            (35)
                                      ---------      ---------
Current deferred tax assets:

  Difference between book and tax
    depreciation methods              $      39      $      --
  Reserves for sales returns and
    doubtful accounts                       400            473
  Other                                     139            199
                                      ---------      ---------
                                            578            672
                                      ---------      ---------
Net deferred tax asset                $     718      $     637
                                      =========      =========

The Company has an NOL for New York State taxes that begin to expire in 2022. The Company has placed a 50% reserve on the state NOL due to the uncertainty of its realizability.

   10.  RELATED PARTY TRANSACTIONS

        On February 29, 2000, the Company loaned $123,000 to an officer. On December 31, 2000, the Company extended the term of the note until December 31, 2002 and increased the principal to $131,000. Interest on the unpaid principal of $131,000 accrued at the rate of 8% per annum until the maturity date of December 31, 2002. The amount was paid in full on September 10, 2002.

   MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   11.  COMMITMENTS

        The Company's product line includes licensed goods manufactured pursuant to two or three year agreements with licensors. Royalty fees range from 2% to 12% of net sales of these products, or a minimum guarantee, whichever is greater. The Company records the related expense over the units sold.

        As of February 1, 2003, the future guaranteed royalty commitments are $97,000 and $26,000 for the fiscal years ending January 31, 2004 and 2005.

        On December 22, 2000 the Company entered into a distribution agreement with the Almond Jewelry Group. Under the arrangement, the Company acquired the exclusive rights to market and distribute gold jewelry products manufactured by Almond to retailers in the United States. Almond will no longer directly market its gold jewelry products to retailers in the United States. The Company has also entered into a supply agreement with Almond, which will assure its customer base the continuity of a supply of high quality and innovative merchandise. In connection with the distribution agreement, Almond was issued warrants to purchase 300,000 shares of common stock at a price of $1.62 per share. The warrants were ascribed a value of $345,000 using the Black-Scholes option pricing model. The warrants are being amortized into expense as the related income is earned. As of February 1, 2003 the unamortized balance was $115,000 and is recorded in prepaid expenses.

   12.  STOCK PLANS

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

   MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   12.  STOCK PLANS (Continued)

        Long-term Incentive Plan

                                                      Weighted
                                                       Average        Exercise
                                       Shares        Option Price      Price
                                      ----------      ----------     ----------
  Outstanding at January 29, 2000        835,500          $ 3.19     $2.13 - $3.63
                                      ----------
  Lapsed                                (433,440)         $ 3.15     $2.13 - $3.63
  Granted                                     --
                                      ----------
 Outstanding at January 27, 2001         402,060          $ 3.01     $2.88 - $3.63

  Lapsed                                 (82,040)         $ 3.26     $3.13 - $3.63
  Granted                                347,000          $ 2.19     $2.11 - $2.30
                                      ----------
 Outstanding at February 2, 2002         667,020          $ 2.71     $2.11 - $3.63
                                      ----------
  Lapsed                                (433,020)         $ 2.86     $2.11 - $3.63
  Exercised                                   --
  Granted                                460,000          $ 2.95     $2.63 - $3.00
                                      ----------
Outstanding at February 1, 2003          694,000          $ 2.78     $2.11 - $3.63
                                      ==========

        Options exercisable at February 1, 2003 were for 190,870 shares of common stock at prices between $2.11 - $3.63 a share On April 22, 2003, the Plan expired by its terms and no future awards may be made under the plan.

   MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   12.  STOCK PLANS (Continued)

        Non-Employee Directors' Stock Option Plan

                                                   Weighted
                                                    Average        Exercise
                                      Shares      Option Price       Price
                                    ---------      ---------       ---------

Outstanding at January 29, 2000        80,000      $    3.03     $2.56 - $3.88

Lapsed                                (15,000)     $    3.02     $2.63 - $3.50
Granted                                35,000      $    2.49     $1.88 - $2.94
                                    ---------
Outstanding at January 27, 2001       100,000      $    2.81     $1.88 - $3.06
                                    ---------
Lapsed                                (10,000)     $    3.00     $3.00
Granted                                25,000      $    2.33     $1.80 - $2.68
                                    ---------

Outstanding at February 2, 2002       115,000      $    2.73     $1.80 - $3.88
                                    ---------
 Lapsed                               (35,000)     $    2.81     $1.88 - $3.06
 Granted                               20,000      $    2.64     $1.70 - $3.13
                                    ---------
Outstanding at February 1, 2003       100,000      $    2.74     $1.70 - $3.88
                                    =========

        Options exercisable at February 1, 2003 for 55,250 shares of common stock at prices between $1.80 - $3.88 a share. On April 22, 2003, the Plan expired by its terms and no future awards may be made under the plan.

        WARRANTS AND NON-QUALIFIED OPTIONS

        The Company has granted common stock purchase warrants and non-qualified options.

        The changes in the number of shares under the stock purchase warrants and non-qualified options and the weighted average option price per share are as follows:

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  STOCK PLANS (Continued)

                                                                    Weighted
                                                                     Average              Exercise
                                               Shares             Option Price             Price
                                               ------             ------------           ---------
Outstanding and exercisable
 at  January 29, 2000                           96,000                $3.00                $3.00

Issued - See Note 11                           300,000                $1.62                $1.62
Lapsed                                         (96,000)               $3.00                $3.00
                                               --------

Outstanding at January 27, 2001                300,000                $1.62                $1.62
                                               --------

Issued                                              --                $  --                $  --
Lapsed                                              --                $  --                $  --

Outstanding and exercisable
 at February 2, 2002                           300,000                $1.62                $1.62
                                               --------

Issued                                              --                $  --                $  --
Lapsed                                              --                $  --                $  --

Outstanding and exercisable
 at February 1, 2003                           300,000                $1.62                $1.62
                                               --------

In connection with the distribution agreement with Almond, Almond was issued 300,000 shares of common stock purchase warrants. (See Note 11.) The warrant term is for a period not to exceed four years from date of grant.

Options and warrants outstanding and exercisable at February 1, 2003 were as follows:



                                        OUTSTANDING                          EXERCISABLE
                           --------------------------------------      ------------------------
                                       Weighted
                                       Average
                                       Remaining        Weighted                       Weighted
    Range of                Number     Years of         Average         Number         Average
   Exercise                  of       Contractual       Exercise          of           Exercise
    Prices                 Options        Life           Price          Options         Price
-------------             ---------   ------------      --------        -------        --------
$1.63 - $2.75               632,000        3.2            $1.98         401,000         $1.79
$2.81 - $3.00               325,000        4.0            $2.99          13,000         $2.92
$3.13 - $3.88               137,000        1.2            $3.26         132,120         $3.41
                          ---------   ------------      --------        -------        --------
   In Total               1,094,000        3.2            $2.44         546,120         $2.21
                          ---------   ------------      --------        -------        --------

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. RETIREMENT PLAN

    The Company established a 401(k) Retirement Plan and Trust for all eligible employees. Under the terms of the plan the employee may contribute 1% to 20% of compensation. There is a partial employer matching contribution. Included in the statement of operations for the years ended February 1, 2003, February 2, 2002 and January 27, 2001 is $72,000, $72,000 and $70,000,
    respectively of expense for the employer portion of the contribution.

14. SIGNIFICANT CUSTOMERS

    Sales to the Company's four largest customers were approximately 16%,14%, 12% and 11%; 17%, 12%, 14% and 10%; and 11%, 13%, 15% and 10%, respectively, of net sales for the years ended February 1, 2003, February 2, 2002 and January 27, 2001. Two customers accounted for approximately 24% and 19% of accounts receivable, respectively, at February 1, 2003.

15. STOCK REPURCHASE PROGRAM

    In December 1995, the Company announced a Common Stock Repurchase Program, (the "1995 Stock Repurchase Program as amended in 1997 and 1998"), pursuant to which the Company may repurchase up to 2,250,000 shares of Common Stock. During the years ended February 1, 2003, February 2, 2002 and January 27, 2001, the Company repurchased a total of - 0-, 48,000 and 144,000 shares, respectively, on the open market under the 1995 Stock Repurchase Program for an aggregate price of approximately $-0-, $104,000 and $293,000, respectively.

16. LEGAL PROCEEDINGS

    The Company is involved in various legal claims and disputes, none of which is considered material and all of which, for the most part, are normal to the Company's business. In the opinion of management, the amount of losses that might be sustained, if any, from such claims and disputes would not have a material effect on the Company's financial statements.

    The Company has been named a defendant in an action alleging patent infringement. The Company believes the allegations are without merit and is prepared to vigorously defend the action.

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

18. ACQUISITION

    On July 30, 2002, the Company acquired the gold jewelry division of A&A Jewelers, Inc. ("A&A"). Under the terms of the agreement, the Company acquired the molds and inventory of A&A, and sold its family jewelry and special order division of A&A. As a result of this acquisition, the Company expects to increase sales to its existing customers. The acquisition was accounted for under the purchase method of accounting. No goodwill was recognized as a result of this transaction. The aggregate purchase price was $1,180,000. Part of the purchase was offset by the sale of other assets.

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
                                            ======

MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. EMPLOYEE RELATIONS

    Based upon a petition filed by a local union, the National Labor Relations Board scheduled an election among certain employees of the Company to decide whether or not they desire union representation. The election was held on October 2, 2002. The majority of employees voted against union representation However, the union has appealed the results to the National Labor Relations Board. The National Labor Relations Board is investigating. No determination has been made by the Labor Board at this time. Relating to this matter, the Company incurred approximately $159,000 in legal fees for the year ended February 1, 2003.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Summary of Quarterly Results (Unaudited) (in thousands)

                                      Year Ended  February 1, 2003                Year Ended February 2, 2002
                                 --------------------------------------------    --------------------------------------------
                                           Quarter Ended                               Quarter Ended
                                 --------------------------------------------    --------------------------------------------
                                   May 4,     Aug. 3,     Nov. 2,     Feb. 1,     Apr. 28,    Aug. 4,    Nov. 3,      Feb. 2,
                                   2002        2002        2002        2003        2001        2001       2001         2002
                                 --------    --------    --------    --------    --------    --------    --------    --------
Net sales (A)                    $ 30,134    $ 20,296    $ 39,593    $ 28,557    $ 29,176    $ 28,210    $ 50,981    $ 33,551

Cost of goods sold                 24,270      17,135      32,009      24,591      23,920      22,633      40,027      26,683
                                 --------    --------    --------    --------    --------    --------    --------    --------

    Gross profit                    5,864       3,161       7,584       3,966       5,256       5,577      10,954       6,868

Selling, general &
   administrative expenses          5,835       5,467       7,894       5,852       5,119       5,531       7,631       6,154
                                 --------    --------    --------    --------    --------    --------    --------    --------

Operating income/(loss)                29      (2,306)       (310)     (1,886)        137          46       3,323         714

Other income (expense):
  Gold consignment fees              (311)       (268)       (313)       (279)       (250)       (407)       (428)       (291)
  Interest expense                   (200)       (268)       (320)       (346)       (247)       (275)       (463)       (445)
  Interest income                       6           5           7           3          34           9           1          24
  Other - net                          11           8          (1)          5           7          27          15           2
                                 --------    --------    --------    --------    --------    --------    --------    --------
Total other income (expense)         (494)       (523)       (627)       (617)       (456)       (646)       (875)       (710)

(Loss)/income from operations
  before income taxes                (465)     (2,829)       (937)     (2,503)       (319)       (600)      2,448           4

Income tax (benefit)/provision       (177)     (1,075)       (357)       (951)       (116)       (234)        930           2
                                 --------    --------    --------    --------    --------    --------    --------    --------

Net (loss)/income                $   (288)   $ (1,754)   $   (580)   $ (1,552)   $   (203)   $   (366)   $  1,518    $      2
                                 ========    ========    ========    ========    ========    ========    ========    ========


(Loss)/earnings per share (B):

Net (loss)/earnings per share    $   (.05)   $   (.28)   $   (.09)   $   (.25)   $   (.03)   $   (.06)   $    .25    $    .00
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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of
Michael Anthony Jewelers, Inc.
Mount Vernon, New York

The audits referred to in our report dated April 7, 2003 relating to the consolidated financial statements of Michael Anthony Jewelers, Inc. and subsidiaries which is contained in Item 8 of this Form 10-K, included the audits of the financial statement schedule listed in the accompanying index for the years ended February 1, 2003, February 2, 2002 and January 27, 2001. The financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/: BDO Seidman, LLP
BDO Seidman, LLP
New York, New York
April 7, 2003

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                            BALANCE AT             ADDITIONS                                        BALANCE AT
                                           BEGINNING OF          CHARGED TO COSTS                                    END OF
DESCRIPTION                                  PERIOD               AND EXPENSES           DEDUCTIONS(A)               PERIOD
-----------                                ------------          ----------------        -------------              ----------
Allowance for doubtful
accounts:
-----------                                ------------          ----------------        -------------              ----------

Year ended February 1, 2003                  $  556                 $  117                 $  (273)                 $  400
Year ended February 2, 2002                     610                    205                    (259)                    556
Year ended January 27, 2001                     530                     60                      20                     610

Allowance for sales returns:

Year ended February 1, 2003                  $3,699                 $3,000                 $(3,699)                 $3,000
Year ended February 2, 2002                   1,926                  3,699                  (1,926)                  3,699
Year ended January 27, 2001                     477                  1,926                    (477)                  1,926


(A) Allowances, returns and uncollectible accounts charged against the reserve, (net of collections on previously written-off accounts).