Form 10-Q
period 2003-05-03
MICHAEL ANTHONY JEWELERS INC
filed 2003-06-12
CIK 799515

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          For Quarter ended May 3, 2003

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

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act). Yes   No X

           CLASS
-----------------------------                                  Number of Shares
                                                               Outstanding as of
Common Stock, Par Value $.001                                    June 12, 2003
                                                               -----------------
                                                                   6,244,898

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE
                                                                        ----
PART I  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Condensed Balance Sheets,
           May 3, 2003 (Unaudited) and
             February 1, 2003.........................................   3

         Consolidated Condensed Statements of Operations,
           Three-Month Period Ended
             May 3, 2003 and May 4, 2002 (Unaudited) .................   4

         Consolidated Condensed Statement of Changes in
           Stockholders' Equity, Three-Month Period Ended
             May 3, 2003 (Unaudited)..................................   5

         Consolidated Condensed Statements of Cash Flows,
           Three-Month Period Ended
             May 3, 2003 and May 4, 2002 (Unaudited)..................   6

         Notes to Consolidated Condensed Financial
           Statements................................................. 7-14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS............................................... 15-19

PART II  OTHER INFORMATION:

         Item 1 Through Item 6 .......................................   20

         Signature Page...............................................   21

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS                                                                         May 3,              February 1,
------                                                                          2003                   2003
                                                                              ---------             ---------
                                                                             (Unaudited)
CURRENT ASSETS:
     Cash and equivalents                                                     $     100             $   1,124
     Accounts receivable:
        Trade (less allowances of $3,251 and $3,400, respectively)               14,332                14,173
        Other                                                                       751                   649
     Inventories                                                                 25,678                25,952
     Prepaid expenses and other current assets                                    3,959                 3,095
     Assets held for sale                                                         2,579                 2,579
     Deferred taxes                                                                 578                   578
                                                                              ---------             ---------
          Total current assets                                                   47,977                48,150

PROPERTY, PLANT AND EQUIPMENT - net                                              12,940                13,100
INTANGIBLES - net                                                                   369                   419
OTHER ASSETS                                                                        354                   356
DEFERRED TAXES                                                                      140                   140
                                                                              ---------             ---------
                                                                              $  61,780             $  62,165
                                                                              =========             =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - trade                                                 $   4,975             $   2,912
     Line of credit                                                               6,500                 7,000
     Current portion of long-term debt                                            1,727                 1,697
     Debt on buildings held for sale                                                119                   183
     Taxes payable                                                                  100                   100
     Accrued expenses                                                             2,961                 3,373
                                                                              ---------             ---------
          Total current liabilities                                              16,382                15,265
                                                                              ---------             ---------

LONG-TERM DEBT                                                                    6,862                 7,305
                                                                              ---------             ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock - par value $1.00 per share;
         1,000,000 shares authorized; none issued                                  --                    --
     Common stock - par value $.001 per share;
         20,000,000 shares authorized;
         8,385,747 shares issued and outstanding as of
         May 3, 2003 and February 1, 2003, respectively                               8                     8
     Additional paid-in capital                                                  32,391                32,391
     Retained earnings                                                           12,574                13,579
     Accumulated comprehensive (loss)/gain                                           (8)                   46
     Treasury stock,  2,140,849 shares as of
         May 3, 2003 and February 1, 2003, respectively                          (6,429)               (6,429)
                                                                              ---------             ---------

               Total stockholders' equity                                        38,536                39,595
                                                                              ---------             ---------
                                                                              $  61,780             $  62,165
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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                    Three Months Ended
                                               -----------------------------
                                                May 3,               May 4,
                                                 2003                 2002
                                               --------             --------
NET SALES                                      $ 20,619             $ 30,135

COST OF GOODS SOLD                               17,010               24,270
                                               --------             --------

     GROSS PROFIT ON SALES                        3,609                5,865

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                         4,767                5,685

   NON-CASH STOCK COMPENSATION                     --                    150
                                               --------             --------

     OPERATING (LOSS)/INCOME                     (1,158)                  30

OTHER INCOME/(EXPENSE):
     Gold consignment fee                          (264)                (311)
     Interest expense                              (208)                (200)
     Interest income                                  3                    6
     Other income                                     6                   11
                                               --------             --------

     Total Other Expense                           (463)                (494)
                                               --------             --------

LOSS BEFORE INCOME TAXES                         (1,621)                (464)

INCOME TAX BENEFIT                                 (616)                (176)
                                               --------             --------

  NET LOSS                                     $ (1,005)            $   (288)
                                               ========             ========

LOSS PER SHARE -  BASIC AND DILUTED            ($   .16)            ($   .05)
                                               ========             ========

WEIGHTED AVERAGE NUMBER
   OF SHARES - BASIC AND DILUTED                  6,245                6,237
                                               ========             ========

                   See accompanying notes to the consolidated
                        condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                     Common Stock      Additional                Accumulated     Treasury Stock
                                 --------------------    Paid-In     Retained   Comprehensive  ------------------
                                  Shares     Dollars     Capital     Earnings    Gain/(Loss)    Shares      Dollars       Total
                                 --------    --------    --------    --------     --------     --------     --------     --------
Balance - February 1, 2003          8,386    $      8    $ 32,391    $ 13,579     $     46       (2,141)    $ (6,429)    $ 39,595

Comprehensive Loss:
      Change in fair value of
        Cash flow hedges             --          --          --          --            (54)        --           --            (54)

     Net loss                        --          --          --        (1,005)        --           --           --         (1,005)
                                 --------    --------    --------    --------     --------     --------     --------     --------

     Total comprehensive

        Loss                         --          --          --        (1,005)         (54)        --           --         (1,059)
                                 --------    --------    --------    --------     --------     --------     --------     --------

Balance - May 3, 2003               8,386    $      8    $ 32,391    $ 12,574     $     (8)      (2,141)    $ (6,429)    $ 38,536
                                 ========    ========    ========    ========     ========     ========     ========     ========

                   See accompanying notes to the consolidated
                        condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 Three Months Ended
                                                               -----------------------
                                                               May 3,           May 4,
                                                                2003            2002
                                                               -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                   $(1,005)        $  (288)
    Adjustments to reconcile net loss to net cash
      from operating activities:
             Depreciation and amortization                         421             809
             Provision for doubtful accounts                       (67)            (25)
             Credit for sales returns                               --          (2,951)
             Non-cash stock compensation                            --             150
    (Increase)/decrease in operating assets:
             Accounts receivable                                  (194)         (3,193)
             Inventories                                           274             693
             Prepaid expenses and other current assets            (864)           (149)
             Other assets                                            2              (4)
    Increase/(decrease) in operating liabilities:
             Accounts payable                                    2,063           2,452
             Taxes payable                                          --          (1,127)
             Accrued expenses                                     (466)         (1,695)
                                                               -------         -------

                  Net cash provided by/(used in)
                         operating activities                      164          (5,278)
                                                               -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                     (211)           (206)
                                                               -------         -------

                  Net cash used in investing activities           (211)           (206)
                                                               -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt
      and capital lease liabilities                               (477)           (444)
    (Payment)/proceeds from line of credit                        (500)          3,900
                                                               -------         -------

                  Net cash (used in)/provided by
                      financing activities                        (977)          3,456
                                                               -------         -------

DECREASE IN CASH EQUIVALENTS                                    (1,024)         (2,028)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                      1,124           2,129
                                                               -------         -------

CASH AND EQUIVALENTS AT END OF PERIOD                          $   100         $   101
                                                               =======         =======

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

   Cash paid during the period for:

   Interest and gold consignment fees                          $   569         $   628
   Taxes                                                            --         $   581

                   See accompanying notes to the consolidated
                        condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                     FORM 10-Q FOR QUARTER ENDED MAY 3, 2003
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)

1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The unaudited condensed consolidated financial statements as of May 3, 2003 and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the 2003 Annual Report to Stockholders of Michael Anthony Jewelers, Inc. (the "Company").

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                     FORM 10-Q FOR QUARTER ENDED MAY 3, 2003
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)

1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Inventories and Cost of Goods Sold

         Inventories are valued at lower of cost (first-in, first-out method) or market.

         The Company satisfies a majority of its gold supply needs through gold consignment agreements with financial institutions that lease gold to the Company ("gold lenders"), whereby the gold lenders have agreed to consign fine gold to the Company (see Note 3). In accordance with the terms of the agreements, the Company has the option of repaying the gold lenders in an equivalent number of ounces of fine gold or cash based upon the then quoted market price of gold.

         The principal component of cost of goods sold is the cost of the gold bullion and other raw materials used in the production of the Company's jewelry. Other components of cost of goods sold include direct costs incurred by the Company in its manufacturing operations, depreciation, freight and insurance.

         Property, Plant and Equipment

         Property, plant and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, five to fifteen years for machinery and equipment and thirty years for buildings. Building improvements are amortized over the lesser of the estimated life of the asset.

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                     FORM 10-Q FOR QUARTER ENDED MAY 3, 2003
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)

1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (Continued)

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                     FORM 10-Q FOR QUARTER ENDED MAY 3, 2003
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)

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

         For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure of variability in expected future cash flows that would be attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive loss.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                     FORM 10-Q FOR QUARTER ENDED MAY 3, 2003
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)

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

                                                                  Three Months Ended
                                                                -----------------------
                                                                May 3,           May 4,
                                                                 2003             2002
                                                                -------         -------
                  Net loss:
                      As reported                               $(1,005)        $  (288)
                  Deduct:  Total stock-based
                    employee compensation expense
                    determined under fair value
                    based methods for all awards,
                    net of related tax effects                      (47)            (46)
                                                                -------         -------

                  Proforma Net Loss                             $(1,052)        $  (334)
                                                                =======         =======

                   Basic and diluted net loss per share:

                     As reported                                $  (.16)        $  (.05)
                     Proforma SFAS 123                          $  (.17)        $  (.05)

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                     FORM 10-Q FOR QUARTER ENDED MAY 3, 2003
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (Continued)

     Stock Options

     The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, one of the allowable valuation methods under SFAS 123, with the following assumptions:

                                                Three Months Ended
                                                ------------------
                                                May 3,     May 4,
                                                 2003       2002
            Average risk free interest rates      6.5%       6.5%
            Average expected life (in years)     3.00       3.00
            Volatility                           60.0%      60.0%

   Effect of Recently Issued Accounting Standards

   In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The implementation of this standard did not have a material effect on the results of operations.

   In November 2002, the FASB issued FASB Interpretation No. 45, ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The implementation of this interpretation did not have an effect on the consolidated financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                     FORM 10-Q FOR QUARTER ENDED MAY 3, 2003
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (Continued)

   Effect of Recently Issued Accounting Standards  (Continued)

   In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). FASB Statements No. 133 "Accounting for Derivative Instruments and Hedging Activities" and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 149 amends Statement 133 for certain decisions made by the Board as part of the Derivatives Implementation Group process. This Statement contains amendments relating to FASB Concepts Statement No. 7, "Using Cash Flow Information and Present Value in Accounting Measurements", and FASB Statements No. 65, "Accounting for Certain Mortgage Banking Activities", No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases", No. 95, "Statement of Cash Flows", and No. 126, "Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities". The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 is not expected to have any impact on the Company's financial statements or results of operations.

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED MAY 3, 2003
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)

2. PRODUCT PRICING (Continued)

   The Company has recorded a $54,000 loss as a component of accumulated other comprehensive (loss)/income for the three months ended May 3, 2003 related to the gold price hedge.

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

   The average selling price of gold in the current quarter was $351 per ounce compared to $292 per ounce for the quarter ended May 4, 2002.

3. INVENTORIES

   Inventories consist of:

                                    May 3,         February 1,
                                    2003              2003
                                 ----------        ----------
                                 (Unaudited)
                                          (In thousands)
          Finished goods           $46,148           $47,236
          Work in process           16,629            19,027
          Raw materials              5,302             9,590
                                   -------           -------
                                    68,079            75,853
          Less:
          Consigned gold            42,401            49,901
                                   -------           -------

                                   $25,678           $25,952
                                   =======           =======

   Inventories as of May 3, 2003 and February 1, 2003 excluded approximately 125,000 and 136,000 ounces of gold on consignment, respectively.

            ITEM 2 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MAY 3, 2003 AND MAY 4, 2002

Net sales for the three months ended May 3, 2003 were approximately $20,619,000, a decrease of 31.6% from net sales of approximately $30,135,000 for the comparable period last year. The decrease in sales was primarily due to decreased shipments to the retail segment of our customer base and a higher reserve for returns, which were offset in part by increases in the sales prices due to an increase in the average market price of gold.

Gross profit margin decreased to 17.5% of net sales for the three months ended May 3, 2003 compared to 19.5% for the comparable period last year. Excluding the effect of the increase in the average market price of gold, the gross profit margin would have been 19.5% for the three months ended May 3, 2003.

Selling, general and administrative expenses for the three months ended May 3, 2003 were approximately $4,767,000, a decrease of $918,000 or 16.1% from approximately $5,685,000 for the comparable period last year. The decrease is primarily attributable to decreases in payroll and payroll related expenses.

Interest expense and gold consignment fees for the three months ended May 3, 2003, were approximately $472,000, a decrease of $39,000 or 7.6% compared to approximately $511,000 for the comparable period last year. The decrease was primarily due to the Company's lower average level of consigned inventory.

The effective income tax rate was approximately 38.0% for the three months ended May 3, 2003, and 37.9% for the three months ended May 4, 2002.

As a result of the above factors, the Company had a net loss for the three months ended May 3, 2003 of $1,005,000 compared to a net loss of $288,000 for the comparable period last year.

Basic and diluted loss per share for the three months ended May 3, 2003 was $.16 compared to $.05 for the comparable period last year.

             ITEM 2 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)

Liquidity and Capital Resources

We rely on a gold consignment program, short-term borrowings and internally generated funds to finance our working capital requirements. We fill most of our gold supply needs through gold consignment arrangements with gold lenders. Under the terms of those arrangements, we are entitled to lease the lesser of (a) an aggregate of 175,000 ounces of fine gold or (b) consigned gold with an aggregate value equal to $62,200,000. The consigned gold is secured by certain property of Michael Anthony, including inventory and accounts receivable. Michael Anthony pays the gold lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix. We believe that our financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to Michael Anthony. As of May 3, 2003, Michael Anthony held approximately 125,000 ounces of gold on consignment with a market value of $42,401,000.

The consignment agreements contain restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and the agreements requires Michael Anthony to own a specific amount of gold at all times. At May 3, 2003, Michael Anthony's owned gold inventory was valued at approximately $6,543,000. We believe that the supply of gold available through our gold consignment arrangements, together with the gold we own, is sufficient to meet our requirements.

The consignment agreements are for a period of one year ending March 30, 2004. Management believes that the consignment agreements will be renewed.

Consigned gold is not included in our inventory, and there is no related liability recorded. As a result of these consignment arrangements, Michael Anthony is able to shift a substantial portion of the risk of market fluctuations in the price of gold to the gold lenders, since Michael Anthony does not purchase gold from the gold lenders until receipt of a purchase order from, or shipment of jewelry to, our customers. Michael Anthony then either locks in the selling price of the jewelry to our customers at the same time as the required purchase of gold from the gold lenders or hedges against changes in the price of gold by entering into forward contracts or purchasing futures or options on futures that are listed on the COMEX. At May 3, 2003 there were 15,000 ounces on forward contracts and no options on futures outstanding.

             ITEM 2 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)

Liquidity and Capital Resources (continued)

While we believe our supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may impact the demand for our products. From February 2, 2003 until May 3, 2003, the closing price of gold according to the Second London Gold Fix ranged from a low of $320 per ounce to a high of nearly $383 per ounce. Fluctuations in the precious metals markets and credit may result in an interruption of our gold supply or the credit arrangements necessary to allow us to support our accounts receivable and continue the use of consigned gold.

In April 2003, the Company accepted an offer for the sale of one of its buildings. The Company expects to complete this transaction in the fourth quarter of Fiscal 2004.

The Company has a credit arrangement with a commercial bank which varies seasonally from $10,000,000 to $20,000,000 (the "line of credit"). The line of credit is secured by a lien on certain assets of the Company, including accounts receivable and inventory. The Company believes that the interest rate under the line of credit is substantially similar to the interest rates of other companies similarly situated to Michael Anthony. The line of credit expires on March 30, 2004 subject to annual renewal. Management believes that the line of credit will be renewed; however, if the current lender decides not to renew the line, the Company believes that other lenders would be willing to enter into a similar arrangement. At May 3, 2003, there was $6,500,000 outstanding under the line of credit.

During the three months ended May 3, 2003, cash provided by operating activities was $164,000. During the comparable period of the prior year, the Company used $5,278,000 of cash in operating activities.

Cash of $211,000 was used in investing activities as compared to $206,000 used during the comparable three-month period last year.

Cash of $977,000 was used by financing activities during the three-month period, compared to $3,456,000 provided in the comparable period of the prior year. The decrease was primarily due to the Company's drawings on its line of credit in the comparable period of the prior year.

For the balance of fiscal 2004, the Company projects capital expenditures of approximately $1,289,000.

             ITEM 2 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)

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

             ITEM 2 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)

Effect of Recently Issued Accounting Standards.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The implementation of this standard did not have a material effect on our results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The implementation of this interpretation did not have an effect on the consolidated financial statements.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). FASB Statements No. 133 "Accounting for Derivative Instruments and Hedging Activities" and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 149 amends Statement 133 for certain decisions made by the Board as part of the Derivatives Implementation Group process. This Statement contains amendments relating to FASB Concepts Statement No. 7, "Using Cash Flow Information and Present Value in Accounting Measurements", and FASB Statements No. 65, "Accounting for Certain Mortgage Banking Activities", No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases", No. 95, "Statement of Cash Flows", and No. 126, "Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities". The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 is not expected to have any impact on the Company's financial statements or results of operations.

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

   (b)  Reports on Form 8-K
        Press Release.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MICHAEL ANTHONY JEWELERS, INC.


Dated: June 12, 2003                      By: /s/ Allan Corn
                                          ---------------------------------
                                          Allan Corn
                                          Senior Vice President and
                                          Chief Financial Officer

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

                                    Date: June 12, 2003

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

                                    Date: June 12, 2003
                                    /s/ Allan Corn
                                    Chief Financial Officer