Form 10-Q
period 2003-08-02
MICHAEL ANTHONY JEWELERS INC
filed 2003-09-15
CIK 799515

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter ended August 2, 2003

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


               CLASS
               -----
                                                          Number of Shares
Common Stock, Par Value $.001                             Outstanding as of
                                                         September 12, 2003
                                                         ------------------
                                                              6,256,330

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                   PAGE
                                                                                   ----
PART I  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Condensed Balance Sheets,
           August 2, 2003 (Unaudited) and
             February 1, 2003...................................................     3

         Consolidated Condensed Statements of Operations,
           Three-Month and Six-Month Periods Ended
             August 2, 2003 and August 3, 2002 (Unaudited) .....................     4

         Consolidated Condensed Statement of Changes in
           Stockholders' Equity, Six-Month Period Ended
             August 2, 2003 (Unaudited).........................................     5

         Consolidated Condensed Statements of Cash Flows,
           Six-Month Period Ended
             August 2, 2003 and August 3, 2002 (Unaudited)......................     6

         Notes to Consolidated Condensed Financial
           Statements...........................................................    7-14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS.........................................................   15-20

PART II  OTHER INFORMATION:

         Item 1 Through Item 6 .................................................   21-22

          Signature Page........................................................     23

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS                                                                    August 2,     February 1,
                                                                            2003           2003
                                                                          --------       --------
                                                                         (Unaudited)
CURRENT ASSETS:
     Cash and equivalents                                                 $    627       $  1,124
     Accounts receivable:
        Trade (less allowances of $3,201 and $3,400, respectively)          13,191         14,173
        Other                                                                1,041            649
     Inventories                                                            26,949         25,952
     Prepaid expenses and other current assets                               2,684          3,095
     Assets held for sale                                                    2,579          2,579
     Deferred taxes                                                            578            578
                                                                          --------       --------
          Total current assets                                              47,649         48,150

PROPERTY, PLANT AND EQUIPMENT - net                                         12,659         13,100
INTANGIBLES - net                                                              319            419
OTHER ASSETS                                                                   302            356
DEFERRED TAXES                                                                 140            140
                                                                          --------       --------
                                                                          $ 61,069       $ 62,165
                                                                          ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - trade                                             $  1,714       $  2,912
     Line of credit                                                         10,000          7,000
     Current portion of long-term debt                                       1,757          1,697
     Debt on buildings held for sale                                            53            183
     Taxes payable                                                             100            100
     Accrued expenses                                                        2,958          3,373
                                                                          --------       --------
          Total current liabilities                                         16,582         15,265
                                                                          --------       --------
LONG-TERM DEBT                                                               6,411          7,305
                                                                          --------       --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock - par value $1.00 per share;
         1,000,000 shares authorized; none issued                               --             --
     Common stock - par value $.001 per share;
         20,000,000 shares authorized;
         8,397,175 and 8,385,747 shares issued and outstanding as of
         August 2, 2003 and February 1, 2003, respectively                       8              8
     Additional paid-in capital                                             32,411         32,391
     Retained earnings                                                      12,178         13,579
     Accumulated comprehensive (loss)/gain                                     (92)            46
     Treasury stock,  2,140,849 shares as of
         August 2, 2003 and February 1, 2003, respectively                  (6,429)        (6,429)
                                                                          --------       --------
               Total stockholders' equity                                   38,076         39,595
                                                                          --------       --------
                                                                          $ 61,069       $ 62,165
                                                                          ========       ========

        The accompanying notes are an integral part of these consolidated financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                           Three Months Ended               Six Months Ended
                                      ---------------------------       ---------------------------
                                       August 2,        August 3,        August 2,        August 3,
                                         2003             2002             2003             2002
                                      ----------       ----------       ----------       ----------
NET SALES                             $   20,437       $   20,296       $   41,056       $   50,430

COST OF GOODS SOLD                        16,342           17,135           33,352           41,405
                                      ----------       ----------       ----------       ----------
     GROSS PROFIT ON SALES                 4,095            3,161            7,704            9,025

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                  4,337            5,467            9,104           11,302
                                      ----------       ----------       ----------       ----------
     OPERATING LOSS                         (242)          (2,306)          (1,400)          (2,277)

OTHER INCOME/(EXPENSE):
     Gold consignment fee                   (313)            (268)            (577)            (579)
     Interest expense                       (243)            (268)            (451)            (468)
     Interest income                           3                5                6               11
     Other income                            157                8              163               19
                                      ----------       ----------       ----------       ----------
     Total Other Expense                    (396)            (523)            (859)          (1,017)
                                      ----------       ----------       ----------       ----------

LOSS BEFORE INCOME TAXES                    (638)          (2,829)          (2,259)          (3,294)

INCOME TAX BENEFIT                          (242)          (1,075)            (858)          (1,252)
                                      ----------       ----------       ----------       ----------
     NET LOSS                         $     (396)      $   (1,754)      $   (1,401)      $   (2,042)
                                      ==========       ==========       ==========       ==========
LOSS PER SHARE
   - BASIC AND DILUTED                $     (.06)      $     (.28)      $     (.22)      $     (.33)
                                      ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER
   OF SHARES - BASIC AND DILUTED           6,251            6,242            6,248            6,239
                                      ==========       ==========       ==========       ==========


         See accompanying notes to the consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                        Common Stock      Additional               Accumulated       Treasury Stock
                                     -------------------    Paid-In   Retained    Comprehensive   --------------------
                                      Shares     Dollars    Capital   Earnings     Gain/(Loss)     Shares      Dollars      Total
                                      ------     -------    -------   --------     -----------     ------      -------      -----
Balance - February 1, 2003              8,386   $      8   $ 32,391   $ 13,579      $     46        (2,141)   $ (6,429)   $ 39,595

Issuance of Stock                          11         --         20         --            --            --          --          20

Comprehensive Loss:

      Change in fair value of
        Cash flow hedges                   --         --         --         --          (138)           --          --        (138)

     Net loss                              --         --         --     (1,401)           --            --          --      (1,401)
                                     --------   --------   --------   --------      --------      --------    --------    --------
     Total comprehensive
        Loss                               --         --         --     (1,401)         (138)           --          --      (1,539)
                                     --------   --------   --------   --------      --------      --------    --------    --------

Balance - August 2, 2003                8,397   $      8   $ 32,411   $ 12,178      $    (92)       (2,141)   $ (6,429)   $ 38,076
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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     Six Months Ended
                                                                 -----------------------
                                                                 August 2,      August 3,
                                                                   2003           2002
                                                                 --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                     $ (1,401)      $ (2,042)
    Adjustments to reconcile net loss to net cash
      from operating activities:
             Depreciation and amortization                          1,005          1,580
             Provision for doubtful accounts                         (117)            88
             Credit for sales returns                                  --         (2,951)
             Gain on sale of machinery and equipment                  150             --
             Non-cash stock compensation                               20            170
    (Increase)/decrease in operating assets:
             Accounts receivable                                      857          3,634
             Inventories                                             (997)          (440)
             Prepaid expenses and other current assets                411         (1,144)
             Other assets                                              54           (677)
    Increase/(decrease) in operating liabilities:
             Accounts payable                                      (1,198)         1,416
             Taxes payable                                             --         (1,202)
             Accrued expenses                                        (553)        (1,593)
                                                                 --------       --------
                Net cash used in operating activities              (2,069)        (3,161)
                                                                 --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                        (464)          (411)
                                                                 --------       --------
                  Net cash used in investing activities              (464)          (411)
                                                                 --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt
      and capital lease liabilities                                  (964)          (895)
      Proceeds from line of credit                                  3,000          2,900
                                                                 --------       --------
                  Net cash provided by financing activities         2,036          2,005
                                                                 --------       --------

DECREASE IN CASH EQUIVALENTS                                         (497)        (1,567)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                         1,124          2,129
                                                                 --------       --------
CASH AND EQUIVALENTS AT END OF PERIOD                            $    627       $    562
                                                                 ========       ========
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

   Cash paid during the period for:
   Interest and gold consignment fees                            $  1,156       $  1,089
   Taxes                                                               --       $    581


              See accompanying notes to the consolidated condensed
                             financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED AUGUST 2, 2003
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The unaudited condensed consolidated financial statements as of August 2, 2003 and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the 2003 Annual Report to Stockholders of Michael Anthony Jewelers, Inc. (the "Company").

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED AUGUST 2, 2003
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED AUGUST 2, 2003
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)

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

      Credit Risk

      Financial instruments, which potentially subject us to concentration of credit risk, consist principally of temporary cash investments and accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, require no collateral from our customers. The allowance for non-collections of accounts receivable is based upon the expected collectibility of all accounts receivable.

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED AUGUST 2, 2003
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED AUGUST 2, 2003
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)

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

                                                    Three Months Ended             Six Months Ended
                                                  -----------------------       -----------------------
                                                  August 2,      August 3,      August 2,      August 3,
                                                    2003           2002           2003           2002
                                                  --------       --------       --------       --------
      Net loss:
          As reported                             $   (396)      $ (1,754)      $ (1,401)      $ (2,042)
      Deduct:  Total stock-based
        employee compensation expense
        determined under fair value
        based methods for all awards,
        net of related tax effects                     (47)           (46)           (94)           (92)
                                                  --------       --------       --------       --------
      Proforma Net Loss                           $   (443)      $ (1,800)      $ (1,495)      $ (2,134)
                                                  ========       ========       ========       ========
       Basic and diluted net loss per share:
         As reported                              $   (.06)      $   (.28)      $   (.22)      $   (.33)
         Proforma SFAS 123                        $   (.07)      $   (.29)      $   (.24)      $   (.34)

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED AUGUST 2, 2003
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (Continued)

      Stock Options

      The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, one of the allowable valuation methods under SFAS 123, with the following assumptions:

                                                     Six Months Ended
                                                  -----------------------
                                                  August 2,      August 3,
                                                    2003           2002
                                                  --------       --------
            Average risk free interest rates           6.5%           6.5%
            Average expected life (in years)          3.00           3.00
            Volatility                                60.0%          60.0%


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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED AUGUST 2, 2003
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                   FORM 10-Q FOR QUARTER ENDED AUGUST 2, 2003
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)

2.    PRODUCT PRICING (Continued)

      The Company has recorded a $138,000 loss as a component of accumulated other comprehensive (loss)/income for the six months ended August 2, 2003 related to the gold price hedge.

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

      The average selling price of gold in the current quarter was $350 per ounce compared to $314 per ounce for the quarter ended August 3, 2002.

3.    INVENTORIES

      Inventories consist of:

                                 August 2,    February 1,
                                   2003          2003
                                 --------      --------
                                (Unaudited)
                                     (In thousands)
            Finished goods       $ 45,478      $ 47,236
            Work in process        22,674        19,027
            Raw materials           5,599         9,590
                                 --------      --------
                                   73,751        75,853
            Less:
            Consigned gold         46,802        49,901
                                 --------      --------
                                 $ 26,949      $ 25,952
                                 ========      ========

      Inventories as of August 2, 2003 and February 1, 2003 excluded approximately 133,000 and 136,000 ounces of gold on consignment, respectively.

             ITEM 2 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
AUGUST 2, 2003 AND AUGUST 3, 2002

Net sales for the three months ended August 2, 2003 were approximately $20,437,000, an increase of 0.7% from net sales of approximately $20,296,000 for the comparable period last year. The increase in sales was primarily due to increases in the sales prices due to an increase in the average market price of gold which was offset in part by decreased shipments to the retail segment of our customer base and a higher reserve for returns.

Gross profit margin increased to 20.0% of net sales for the three months ended August 2, 2003 compared to 15.6% for the comparable period last year. Excluding the effect of the increase in the average market price of gold, the gross profit margin would have been 21.3% for the three months ended August 2, 2003. The increase in the gross margin is primarily due to the Company's increased utilization of its offshore manufacturing facility as well as the Company's reduced manufacturing costs in New York.

Selling, general and administrative expenses for the three months ended August 2, 2003 were approximately $4,337,000, a decrease of $1,130,000 or 20.7% from approximately $5,467,000 for the comparable period last year. The decrease is primarily attributable to decreases in payroll and payroll related expenses of $627,000, a decrease in the provision for bad debts of $239,000 a decrease in packaging and packaging related expenses of $136,000, a decrease in advertising of $67,000, a decrease in freight expenses of $67,000 and a decrease in occupancy expenses of $48,000. Theses decreases were offset in part by increases in legal fees of $85,000.

Interest expense and gold consignment fees for the three months ended August 2, 2003, were approximately $556,000, an increase of $20,000 or 3.7% compared to approximately $536,000 for the comparable period last year. The increase was primarily due to the Company's higher consignment interest fees resulting from the higher average gold price as compared to last year.

Other income for the three months ended August 2, 2003 were approximately $157,000 compared to $8,000 for the comparable period last year. The increase was primarily due to a gain on the Company's sale of excess machinery and equipment

The effective income tax rate was approximately 37.9% for the three months ended August 2, 2003, and 38.0% for the three months ended August 3, 2002.

As a result of the above factors, the Company had a net loss for the three months ended August 2, 2003 of $396,000 compared to a net loss of $1,754,000 for the comparable period last year.

Basic and diluted loss per share for the three months ended August 2, 2003 was $.06 compared to $.28 for the comparable period last year.

             ITEM 2 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
AUGUST 2, 2003 AND AUGUST 3, 2002

Net sales for the six months ended August 2, 2003 were approximately $41,056,000, a decrease of 18.6% from net sales of approximately $50,430,000 for the comparable period last year. The decrease in sales was primarily due to decreased shipments to the retail segment of our customer base and a higher reserve for returns which was offset in part by increases in the sales prices due to an increase in the average market price of gold.

Gross profit margin increased to 18.8% of net sales for the six months ended August 2, 2003 compared to 17.9% for the comparable period last year. Excluding the effect of the increase in the average market price of gold, the gross profit margin would have been 20.5% for the three months ended August 2, 2003. The increase in the gross margin as a percent of sales is primarily due to the Company's increased utilization of its offshore manufacturing facility as well as the Company's reduced manufacturing costs in New York.

Selling, general and administrative expenses for the six months ended August 2, 2003 were approximately $9,104,000, a decrease of $2,198,000 or 19.4% from approximately $11,302,000 for the comparable period last year. The decrease is primarily attributable to decreases in payroll and payroll related expenses of $1,602,000, a decrease in the provision for bad debts of $331,000 a decrease in packaging and packaging related expenses of $297,000, a decrease in freight expenses of $147,000, a decrease in computer expenses of $108,000, a decrease in occupancy expenses of $97,000 and a decrease in royalty and licensing fees of $70,000. These decreases were offset in part by increases in advertising of $289,000 and legal fees of $168,000.

Interest expense and gold consignment fees for the six months ended August 2, 2003, were approximately $1,028,000 a decrease of $19,000 or 1.8% compared to approximately $1,047,000 for the comparable period last year. The decrease was primarily due to a decrease in the Company's interest payments on its lower long-term debt balances, which were offset in part due the Company's increased borrowings under its Line of Credit.

Other income for the six months ended August 2, 2003 were approximately $163,000 compared to $19,000 for the comparable period last year. The increase was primarily due to a gain on the Company's sale of excess machinery and equipment

The effective income tax rate was approximately 38.0% for the six months ended August 2, 2003, and 38.5% for the three months ended August 3, 2002.

As a result of the above factors, the Company had a net loss for the six months ended August 2, 2003 of $1,401,000 compared to a net loss of $2,042,000 for the comparable period last year.

Basic and diluted loss per share for the six months ended August 2, 2003 was $.22 compared to $.33 for the comparable period last year.

             ITEM 2 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)

Liquidity and Capital Resources

We rely on a gold consignment program, short-term borrowings and internally generated funds to finance our working capital requirements. We fill most of our gold supply needs through gold consignment arrangements with gold lenders. Under the terms of those arrangements, we are entitled to lease the lesser of (a) an aggregate of 175,000 ounces of fine gold or (b) consigned gold with an aggregate value equal to $62,200,000. The consigned gold is secured by certain property of Michael Anthony, including inventory and accounts receivable. Michael Anthony pays the gold lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix. We believe that our financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to Michael Anthony. As of August 2, 2003, Michael Anthony held approximately 133,000 ounces of gold on consignment with a market value of $46,802,000.

The consignment agreements contain restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and the agreements requires Michael Anthony to own a specific amount of gold at all times. At August 2, 2003, Michael Anthony's owned gold inventory was valued at approximately $7,600,000. We believe that the supply of gold available through our gold consignment arrangements, together with the gold we own, is sufficient to meet our requirements.

The consignment agreements are for a period of one year ending March 30, 2004. Management believes that the consignment agreements will be renewed.

Consigned gold is not included in our inventory, and there is no related liability recorded. As a result of these consignment arrangements, Michael Anthony is able to shift a substantial portion of the risk of market fluctuations in the price of gold to the gold lenders, since Michael Anthony does not purchase gold from the gold lenders until receipt of a purchase order from, or shipment of jewelry to, our customers. Michael Anthony then either locks in the selling price of the jewelry to our customers at the same time as the required purchase of gold from the gold lenders or hedges against changes in the price of gold by entering into forward contracts or purchasing futures or options on futures that are listed on the COMEX. At August 2, 2003 there were 23,000 ounces on forward contracts and no options on futures outstanding.

             ITEM 2 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)

Liquidity and Capital Resources (continued)

While we believe our supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may impact the demand for our products. From February 2, 2003 until August 2, 2003, the closing price of gold according to the Second London Gold Fix ranged from a low of $341 per ounce to a high of nearly $371 per ounce. Fluctuations in the precious metals markets and credit may result in an interruption of our gold supply or the credit arrangements necessary to allow us to support our accounts receivable and continue the use of consigned gold.

In April 2003 the Company accepted an offer on its 70 building and entered into a contract in August 2003 for the sale of this building for $2,300,000. The Company expects to complete this transaction in October 2003. In August 2003 the Company received an offer on its 60 building. The Company expects to complete this transaction in January 2004.

The Company has a credit arrangement with a commercial bank which varies seasonally from $10,000,000 to $20,000,000 (the "line of credit"). The line of credit is secured by a lien on certain assets of the Company, including accounts receivable, inventory and certain real estate holdings. The Company believes that the interest rate under the line of credit is substantially similar to the interest rates of other companies similarly situated to Michael Anthony. The line of credit expires on March 30, 2004 subject to annual renewal. Management believes that the line of credit will be renewed; however, if the current lender decides not to renew the line, the Company believes that other lenders would be willing to enter into a similar arrangement. At August 2, 2003, there was $10,000,000 outstanding under the line of credit.

During the six months ended August 2, 2003, cash used in operating activities was $2,069,000. During the comparable period of the prior year, the Company used $3,161,000 of cash in operating activities.

Cash of $464,000 was used in investing activities as compared to $411,000 used during the comparable six-month period last year.

Cash of $2,036,000 was used by financing activities during the six-month period, compared to $2,005,000 provided in the comparable period of the prior year.

For the balance of fiscal 2004, the Company projects capital expenditures of approximately $300,000.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of the end of the period covered by the filing date of this quarterly report on Form 10-Q (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

Item 5

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

                                             MICHAEL ANTHONY JEWELERS, INC.


Dated: September 12, 2003                    By: /s/ Allan Corn
                                                 -------------------------------
                                             Allan Corn
                                             Senior Vice President and
                                             Chief Financial Officer