Form 10-Q
period 2003-11-01
MICHAEL ANTHONY JEWELERS INC
filed 2003-12-08
CIK 799515

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter ended November 1, 2003

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
                                             ---  ---
     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes    No  X
                                       ---   ---



             CLASS
             -----                                        Number of Shares
Common Stock, Par Value $.001                             Outstanding as of
                                                          December 2, 2003
                                                          ----------------
                                                              6,256,326

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                                               PAGE
                                                                                                               ----
PART I  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Condensed Balance Sheets,
           November 1, 2003 (Unaudited) and
             February 1, 2003...............................................................................    3

         Consolidated Condensed Statements of Operations,
           Three-Month and Nine-Month Periods Ended
             November 1, 2003 (Unaudited) and November 2, 2002 (Unaudited) .................................    4

         Consolidated Condensed Statement of Changes in
           Stockholders' Equity, Nine-Month Period Ended
             November 1, 2003 (Unaudited)...................................................................    5

         Consolidated Condensed Statements of Cash Flows,
           Nine-Month Period Ended
             November 1, 2003 (Unaudited) and November 2, 2002 (Unaudited)..................................    6

         Notes to Consolidated Condensed Financial
           Statements.......................................................................................  7-14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS..................................................................................... 15-20

PART II  OTHER INFORMATION:

         Item 1 Through Item 6 ............................................................................. 21-22

          Signature Page....................................................................................    23

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


ASSETS                                                                   November 1,    February 1,
------                                                                      2003           2003
                                                                          --------       --------
                                                                         (Unaudited)

CURRENT ASSETS:
     Cash and equivalents                                                 $    244       $  1,124
     Accounts receivable:
        Trade (less allowances of $3,217 and $3,400, respectively)          23,116         14,173
        Other                                                                1,290            649
     Inventories                                                            23,477         25,952
     Prepaid expenses and other current assets                               2,503          3,095
     Assets held for sale                                                    1,289          2,579
     Deferred taxes                                                            578            578
                                                                          --------       --------
          Total current assets                                              52,497         48,150

PROPERTY, PLANT AND EQUIPMENT - net                                         12,248         13,100
INTANGIBLES - net                                                              282            419
OTHER ASSETS                                                                    88            356
DEFERRED TAXES                                                                 140            140
                                                                          --------       --------
                                                                          $ 65,255       $ 62,165
                                                                          ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - trade                                             $  3,664       $  2,912
     Line of credit                                                         12,387          7,000
     Current portion of long-term debt                                       1,791          1,697
     Debt on assets held for sale                                                -            183
     Taxes payable                                                             100            100
     Accrued expenses                                                        3,363          3,373
                                                                          --------       --------
          Total current liabilities                                         21,305         15,265
                                                                          --------       --------

LONG-TERM DEBT                                                               5,870          7,305
                                                                          --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock - par value $1.00 per share;
         1,000,000 shares authorized; none issued                                -              -
     Common stock - par value $.001 per share;
         20,000,000 shares authorized;
         8,397,175 and 8,385,747 shares issued and outstanding as of
         November 1, 2003 and February 1, 2003, respectively                     8              8
     Additional paid-in capital                                             32,411         32,391
     Retained earnings                                                      12,024         13,579
     Accumulated comprehensive gain                                             66             46
     Treasury stock,  2,140,849 shares as of
         November 1, 2003 and February 1, 2003, respectively                (6,429)        (6,429)
                                                                          --------       --------

               Total stockholders' equity                                   38,080         39,595
                                                                          --------       --------
                                                                          $ 65,255       $ 62,165
                                                                          ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                       Three Months Ended             Nine Months Ended
                                       ------------------             -----------------
                                    November 1,    November 2,    November 1,    November 2,
                                        2003           2002           2003           2002
                                      --------       --------       --------       --------
NET SALES                             $ 29,160       $ 39,593       $ 70,216       $ 90,023

COST OF GOODS SOLD                      23,707         32,009         57,059         73,414
                                      --------       --------       --------       --------

     GROSS PROFIT ON SALES               5,453          7,584         13,157         16,609

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                5,639          7,894         14,743         19,196
                                      --------       --------       --------       --------

     OPERATING LOSS                       (186)          (310)        (1,586)        (2,587)

OTHER INCOME/(EXPENSE):
     Gold consignment fee                 (368)          (313)          (945)          (892)
     Interest expense                     (264)          (320)          (715)          (788)
     Interest income                         4              7             10             18
     Other income                          565             (1)           728             18
                                      --------       --------       --------       --------

     Total Other Expense                   (63)          (627)          (922)        (1,644)
                                      --------       --------       --------       --------

LOSS BEFORE INCOME TAXES                  (249)          (937)        (2,508)        (4,231)

INCOME TAX  BENEFIT                        (95)          (357)          (953)        (1,609)
                                      --------       --------       --------       --------

     NET LOSS                         $   (154)      $   (580)      $ (1,555)      $ (2,622)
                                      ========       ========       ========       ========

LOSS PER SHARE
   - BASIC AND DILUTED                $   (.02)      $   (.09)      $   (.25)      $   (.42)
                                      ========       ========       ========       ========

WEIGHTED AVERAGE NUMBER
   OF SHARES - BASIC AND DILUTED         6,256          6,245          6,251          6,241
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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                         Common Stock     Additional              Accumulated       Treasury Stock
                                     ------------------    Paid-In      Retained  Comprehensive   -------------------
                                     Shares     Dollars    Capital      Earnings      Gain        Shares     Dollars       Total
                                     -----     --------    --------     --------    --------      ------     --------     --------

Balance - February 1, 2003           8,386     $      8    $ 32,391     $ 13,579    $     46      (2,141)    $ (6,429)    $ 39,595

Issuance of Stock                       11            -          20            -           -           -            -           20

Comprehensive gain/(loss):

     Change in fair value of
        Cash flow hedges                 -            -           -            -          20           -            -           20

     Net loss                            -            -           -       (1,555)          -           -            -       (1,555)
                                     -----     --------    --------     --------    --------      ------     --------     --------
     Total comprehensive
        (loss)/gain                      -            -           -       (1,555)         20           -            -       (1,535)
                                     -----     --------    --------     --------    --------      ------     --------     --------


Balance - November 1, 2003           8,397     $      8    $ 32,411     $ 12,024    $     66      (2,141)    $ (6,429)    $ 38,080
                                     =====     ========    ========     ========    ========      ======     ========     ========

   See accompanying notes to the consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       Nine Months Ended
                                                                       -----------------
                                                                    November 1,   November 2,
                                                                       2003          2002
                                                                    --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $ (1,555)      $ (2,622)
    Adjustments to reconcile net loss to net cash
      from operating activities:
             Depreciation and amortization                             1,643          2,359
             Provision for doubtful accounts                            (190)           213
             Credit for sales returns                                      -         (1,451)
             Issuance of stock                                            20            170
             Gain on sale of property, machinery and equipment          (546)             8
    (Increase)/decrease in operating assets:
             Accounts receivable                                      (9,244)       (14,560)
             Inventories                                               2,475         (2,495)
             Prepaid expenses and other current assets                 2,278         (1,149)
             Other assets                                                268              -
    Increase/(decrease) in operating liabilities:
             Accounts payable                                            752          5,825
             Taxes payable                                                 -         (1,181)
             Accrued expenses                                             10            261
                                                                    --------       --------

                Net cash used in operating activities                 (4,089)       (14,622)
                                                                    --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                           (654)          (910)
    Acquisition                                                            -            519
                                                                    --------       --------

                  Net cash used in investing activities                 (654)        (1,429)
                                                                    --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt
      and capital lease liabilities                                   (1,524)        (1,354)
      Proceeds from line of credit                                     5,387         15,900
                                                                    --------       --------

                  Net cash provided by financing activities            3,863         14,546
                                                                    --------       --------

DECREASE IN CASH EQUIVALENTS                                            (880)        (1,505)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                            1,124          2,129
                                                                    --------       --------

CASH AND EQUIVALENTS AT END OF PERIOD                               $    244       $    624
                                                                    ========       ========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

   Cash paid during the period for:
   Interest and gold consignment fees                               $  1,814       $  1,610


SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING ACTIVITY:

   Change in fair value of cash flow hedges                         $     20       $     54




   See accompanying notes to the consolidated condensed financial statements.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR QUARTER ENDED NOVEMBER 1, 2003
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)


1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------------------------------------------

     The unaudited condensed consolidated financial statements as of November 1, 2003 and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the financial statements and related notes included in the 2003 Annual Report to Stockholders of Michael Anthony Jewelers, Inc. (the "Company").

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR QUARTER ENDED NOVEMBER 1, 2003
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)


1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      -------------------------------------------------------------------

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

        Property, Plant and Equipment
        -----------------------------

        Property, plant and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, five to fifteen years for machinery and equipment and thirty years for buildings. Building improvements are amortized over the life of the asset.

        Intangibles
        -----------

        Intangible assets (acquired in Fiscal 2003, in connection with an immaterial acquisition), consisted of a covenant-not-to-compete which is being amortized over the life of the related revenue not to exceed five years.

        Long-lived Assets
        -----------------

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR QUARTER ENDED NOVEMBER 1, 2003
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)


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

        Credit Risk
        -----------

        Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of temporary cash investments that are with well established financial institutions, and accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, require no collateral from our customers. The allowance for non-collections of accounts receivable is based upon the expected collectibility of all accounts receivable.

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR QUARTER ENDED NOVEMBER 1, 2003
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      -------------------------------------------------------------------
       (Continued)


       Packaging Materials
       -------------------

       Packaging materials are capitalized and expensed based on usage.


       Cash Equivalents
       ----------------

       Highly liquid investments with maturities of three months or less when purchased are classified as cash equivalents.

       Derivative Financial Instruments
       --------------------------------

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR QUARTER ENDED NOVEMBER 1, 2003
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      -------------------------------------------------------------------
       (Continued)

       Stock Options
       -------------

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


                                                       Three Months Ended                  Nine Months Ended
                                                       ------------------                  -----------------
                                                  November 1,       November 2,        November 1,      November 2,
                                                     2003             2002                2003             2002
                                                     ----             ----                ----             ----
       Net loss:
           As reported                                $154            $580               $1,555           $2,622
       Deduct:  Total stock-based
         employee compensation expense
         determined under fair value
         based methods for all awards,
         net of related tax effects                     19              24                   58               72
                                                      ----        --------             --------          -------

       Proforma Net Loss                              $173            $604               $1,613           $2,694
                                                      ====            ====               ======           ======

        Basic and diluted net loss per share:
          As reported                                 $.02            $.09                 $.25             $.42
          Proforma SFAS 123                           $.03            $.10                 $.26             $.43

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR QUARTER ENDED NOVEMBER 1, 2003
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      -------------------------------------------------------------------
        (Continued)

       Stock Options
       -------------

       The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, one of the allowable valuation methods under SFAS 123, with the following assumptions:

                                                                           Nine Months Ended
                                                                           -----------------
                                                                      November 1,           November 2,
                                                                        2003                   2002
                                                                        ----                   ----
                  Average risk free interest rates                      6.5%                    6.5%
                  Average expected life (in years)                      3.0%                    3.0%
                  Volatility                                           60.0%                   60.0%


        Effect of Recently Issued Accounting Standards
        ----------------------------------------------


        In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). FASB Statements No. 133 "Accounting for Derivative Instruments and Hedging Activities" and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 149 amends Statement 133 for certain decisions made by the Board as part of the Derivatives Implementation Group process. This Statement contains amendments relating to FASB Concepts Statement No. 7, "Using Cash Flow Information and Present Value in Accounting Measurements", and FASB Statements No. 65, "Accounting for Certain Mortgage Banking Activities", No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases", No. 95, "Statement of

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR QUARTER ENDED NOVEMBER 1, 2003
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)


1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      -------------------------------------------------------------------
       (Continued)

     Effect of Recently Issued Accounting Standards  (Continued)
     ----------------------------------------------

     Cash Flows", and No. 126, "Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities".

     The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on the Company's financial statements or results of operations.

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

     The Company has recorded a $20,000 gain as a component of accumulated other comprehensive (loss)/income for the nine months ended November 1, 2003 related to the gold price hedge.

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

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                  FORM 10-Q FOR QUARTER ENDED NOVEMBER 1, 2003
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)


3.   INVENTORIES
     -----------

     Inventories consist of:

                                                      November 1,               February 1,
                                                         2003                     2003
                                                      ----------                --------
                                                     (Unaudited)
                                                                 (In thousands)

               Finished goods                          $48,190                   $47,236
               Work in process                          23,575                    19,027
               Raw materials                             6,312                     9,590
                                                      --------                  --------
                                                        78,077                    75,853
               Less:
               Consigned gold                           54,600                    49,901
                                                      --------                   -------

                                                       $23,477                   $25,952
                                                       =======                   =======

     Inventories as of November 1, 2003 and February 1, 2003 excluded approximately 141,000 and 136,000 ounces of gold on consignment, respectively.

4.   SALE OF BUILDING
     ----------------

     On October 30, 2003, the Company sold one of its manufacturing facilities, located at 70 South MacQuesten Parkway, Mount Vernon, New York for a price of $2,300,000. The Company recognized a gain of approximately $400,000 from this transaction, which was reflected in other income.

5.   RELATED PARTY
     -------------

     In October 2003, the bank that held the mortgage for the Company's corporate headquarters assigned the mortgage to Paolercio Palace Holdings, Inc., a company consisting of certain stockholders of the Company, at the same principal, interest rate and term.


6.   COVENANT COMPLIANCE
     -------------------

     At November 1, 2003 the Company was not in compliance with certain of the financial covenants in its Gold Lender consignment agreements. The agreements require the Company to maintain specific levels of minimum tangible net worth, EBIT (Earnings Before Interest and Taxes) and owned gold minimums of which the Company did not meet. The gold lenders issued a forbearance letter, which included a reset of the financial covenants for the quarter ending November 1, 2003.

ITEM 2          MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
------------------------------------------------
NOVEMBER 1, 2003 AND NOVEMBER 2, 2002
-------------------------------------

Net sales for the three months ended November 1, 2003 were approximately $29,160,000, a decrease of 26.4% from net sales of approximately $39,593,000 for the comparable period last year. The decrease in sales was primarily due to decreased shipments to the retail segment of our customer base which was offset in part by increases in the sales prices due to an increase in the average market price of gold.

Gross profit margin decreased to 18.7% of net sales for the three months ended November 1, 2003 compared to 19.2% for the comparable period last year. The average selling price of gold in the current quarter was $361 per ounce compared to $314 per ounce for the quarter ended November 2, 2002. Excluding the effect of the increase in the average market price of gold, the gross profit margin would have been 20.3% for the three months ended November 1, 2003. The increase in the gross margin is primarily due to the Company's increased utilization of its offshore manufacturing facility as well as the Company's reduced manufacturing costs in New York.

Selling, general and administrative expenses for the three months ended November 1, 2003 were approximately $5,639,000, a decrease of $2,255,000 or 28.6% from approximately $7,894,000 for the comparable period last year. The decrease is primarily attributable to a decrease in advertising and packaging related expenses of $1,068,000, a decrease in payroll and payroll related expenses of $984,000, and a decrease in the provision for bad debts of $72,000. Theses decreases were offset in part by increases in legal and accounting fees of $112,000.

Interest expense and gold consignment fees for the three months ended November 1, 2003, were approximately $632,000, compared to approximately $633,000 for the comparable period last year.

Other income and interest income for the three months ended November 1, 2003 were approximately $569,000 compared to $6,000 for the comparable period last year. The increase was primarily due to a $400,000 gain on the Company's sale of one of its manufacturing facilities and a $165,000 recovery of a previously written off bad debt.

The effective income tax rate was approximately 38.1% for the three months ended November 1, 2003 and November 2, 2002.

As a result of the above factors, the Company had a net loss for the three months ended November 1, 2003 of $154,000 compared to a net loss of $580,000 for the comparable period last year.

Basic and diluted loss per share for the three months ended November 1, 2003 was $.02 compared to $.09 for the comparable period last year.

ITEM 2           MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
-----------------------------------------------
NOVEMBER 1, 2003 AND NOVEMBER 2, 2002
-------------------------------------

Net sales for the nine months ended November 1, 2003 were approximately $70,216,000, a decrease of 22.0% from net sales of approximately $90,023,000 for the comparable period last year. The decrease in sales was primarily due to decreased shipments to the retail segment of our customer base and a higher reserve for returns which was offset in part by increases in the sales prices due to an increase in the average market price of gold.

Gross profit margin increased to 18.7% of net sales for the nine months ended November 1, 2003 compared to 18.4% for the comparable period last year. The average selling price of gold in the current nine months was $355 per ounce compared to $307 per ounce for the nine months ended November 2, 2002. Excluding the effect of the increase in the average market price of gold, the gross profit margin would have been 20.4% for the nine months ended November 1, 2003. The increase in the gross margin as a percent of sales is primarily due to the Company's increased utilization of its offshore manufacturing facility as well as the Company's reduced manufacturing costs in New York.

Selling, general and administrative expenses for the nine months ended November 1, 2003 were approximately $14,743,000, a decrease of $4,453,000 or 23.2% from approximately $19,196,000 for the comparable period last year. The decrease is primarily attributable to decreases in payroll and payroll related expenses of $2,582,000, a decrease in advertising and packaging related expenses of $1,075,000, a decrease in the provision for bad debts of $403,000, a decrease in freight expenses of $166,000, and a decrease in occupancy expenses of $149,000. These decreases were offset in part by increase in legal and accounting fees of $280,000.

Interest expense and gold consignment fees for the nine months ended November 1, 2003, were approximately $1,660,000 a decrease of $20,000 or 1.2% compared to approximately $1,680,000 for the comparable period last year. The decrease was primarily due to a decrease in the Company's interest payments on its lower long-term debt balances, which were offset in part due the Company's increased borrowings under its line of credit.

Other income and interest income for the nine months ended November 1, 2003 were approximately $738,000 compared to $36,000 for the comparable period last year. The increase was primarly due to a $400,000 gain on the Company's sale of one of its manufacturing facilities, a $165,000 recovery of previously written off bad debt, and a $150,000 gain on the Company's sale of excess machinery and equipment.

The effective income tax rate was approximately 38.0% for the nine months ended November 1, 2003 and November 2, 2002.

As a result of the above factors, the Company had a net loss for the nine months ended November 1, 2003 of $1,555,000 compared to a net loss of $2,622,000 for the comparable period last year.

Basic and diluted loss per share for the nine months ended November 1, 2003 was $.25 compared to $.42 for the comparable period last year.

ITEM 2          MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)

Liquidity and Capital Resources
-------------------------------

We rely on a gold consignment program, short-term borrowings and internally generated funds to finance our working capital requirements. We fill most of our gold supply needs through gold consignment arrangements with gold lenders. Under the terms of those arrangements, we are entitled to lease the lesser of (a) an aggregate of 175,000 ounces of fine gold or (b) consigned gold with an aggregate value equal to $62,200,000. The consigned gold is secured by certain property of Michael Anthony, including inventory and accounts receivable. Michael Anthony pays the gold lenders a consignment fee based on the dollar value of ounces of gold outstanding under their respective agreements, which value is based on the daily Second London Gold Fix. We believe that our financing rate under the consignment arrangements is substantially similar to the financing rates charged to gold consignees similarly situated to Michael Anthony. As of November 1, 2003, Michael Anthony held approximately 139,000 ounces of gold on consignment with a market value of $54,600,000.

The consignment agreements contain restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and the agreements requires Michael Anthony to own a specific amount of gold at all times. At November 1, 2003, Michael Anthony's owned gold inventory was valued at approximately $3,580,000. We believe that the supply of gold available through our gold consignment arrangements, together with the gold we own, is sufficient to meet our requirements.

At November 1, 2003 the Company was not in compliance with certain financial covenants which were its owned gold requirement, its minimum tangible net worth, and its earnings before income and taxes. The gold lenders issued a forebearance letter which included a reset of the financial covenants and revised the maximum gold usage to 125,000 ounces of gold on consignment with a market value of $50,000,000 to be effective December 1, 2003. The Company was in full compliance with the revised covenants as of November 29, 2003.

The consignment agreements are for a period of one year ending March 30, 2004. Management believes that the gold consignment agreements will be renewed, however, if the current lenders decide not to renew the line, the Company believes that other lenders would be willing to enter into a similar arrangement; there is no assurance that the Company will succeed in obtaining replacement financing or that it will be on similar terms.

Consigned gold is not included in our inventory, and there is no related liability recorded. As a result of these consignment arrangements, Michael Anthony is able to shift a substantial portion of the risk of market fluctuations in the price of gold to the gold lenders, since Michael Anthony does not purchase gold from the gold lenders until receipt of a purchase order from, or shipment

ITEM 2          MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (INFORMATION SUBSEQUENT TO FEBRUARY 1, 2003 IS UNAUDITED)

Liquidity and Capital Resources (continued)
-------------------------------

of jewelry to, our customers. Michael Anthony then either locks in the selling price of the jewelry to our customers at the same time as the required purchase of gold from the gold lenders or hedges against changes in the price of gold by entering into forward contracts or purchasing futures or options on futures that are listed on the COMEX. At November 1, 2003 there were 19,400 ounces on forward contracts and no options on futures outstanding.

While we believe our supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may impact the demand for our products. From February 2, 2003 until November 1, 2003, the closing price of gold according to the Second London Gold Fix ranged from a low of $320 per ounce to a high of nearly $391 per ounce. Fluctuations in the precious metals markets and credit may result in an interruption of our gold supply or the credit arrangements necessary to allow us to support our accounts receivable and continue the use of consigned gold.

The Company has a credit arrangement with a commercial bank which varies seasonally from $10,000,000 to $20,000,000 (the "line of credit"). The line of credit is secured by a lien on certain assets of the Company, including accounts receivable, inventory and certain real estate holdings. The Company believes that the interest rate under the line of credit is substantially similar to the interest rates of other companies similarly situated to Michael Anthony. At November 1, 2003, there was $12,387,000 outstanding under the line of credit.

The line of credit expires on March 30, 2004 subject to annual renewal. Management believes that the line of credit will be renewed, however, if the current lender decides not to renew the line, the Company believes that other lenders would be willing to enter into a similar arrangement; there is no assurance that the Company will succeed in obtaining replacement financing or that it will be on similar terms.

During the nine months ended November 1, 2003, cash used in operating activities was $4,089,000. During the comparable period of the prior year, the Company used $14,622,000 of cash in operating activities.

Cash of $654,000 was used in investing activities during the nine-month period as compared to $1,429,000 used during the comparable nine-month period last year.

Cash of $3,863,000 was provided by financing activities during the nine-month period, compared to $14,546,000 provided in the comparable period of the prior year.

For the balance of fiscal 2004, the Company projects capital expenditures of approximately $100,000.

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

Effect of Recently Issued Accounting Standards.
-----------------------------------------------

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules13a-14(c) and 15d-14(c) as of the end of the period covered by the filing date of this quarterly report on Form 10-Q (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Changes in Internal Controls
----------------------------

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

Item 5
     Not applicable

Item 6.

     (a)    Exhibits
            --------
            None

     (b)    Reports on Form 8-K
            -------------------
            Press Release - management change
            Press Release - third quarter earnings

                 MICHAEL ANTHONY JEWELERS, INC. AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MICHAEL ANTHONY JEWELERS, INC.


Dated: December 8, 2003             By: /s/ Allan Corn
                                    ----------------------------------------
                                    Allan Corn
                                    Senior Vice President and
                                    Chief Financial Officer